Form 10-Q
period 2020-06-30
1847 Goedeker Inc.
filed 2020-08-20
CIK 1810140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-39418

1847 GOEDEKER INC.
(Exact name of registrant as specified in its charter)

Delaware	83-3713938
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

13850 Manchester Rd., Ballwin, MO	63011
(Address of principal executive offices)	(Zip Code)

888-768-1710
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GOED	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2020, there were 6,111,200 shares of the registrant’s common stock issued and outstanding.

1847 GOEDEKER INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2020

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 GOEDEKER INC.

UNAUDITED FINANCIAL STATEMENTS

Page

Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	2
Statements of Operations for the Three and Six Months Ended June 30, 2020 and the Period from April 6, 2019 to June 30, 2019 (Successor), and for the Period from April 1, 2019 to April 5, 2019 and the Period from January 1, 2019 to April 5, 2019 (Predecessor) (unaudited)	3
Statement of Stockholders’ Equity for Predecessor for the Period from January 1, 2019 to April 5, 2019 (unaudited)	4
Statement of Stockholder’s Deficit for Successor for the Period from April 6, 2019 to June 30, 2019 and for Six Months Ended June 30, 2020 (unaudited)	5
Statements of Cash Flows for the Six Months Ended June 30, 2020 and the Period from April 6, 2019 to June 30, 2019 (Successor) and for the Period from January 1, 2019 to April 5, 2019 (Predecessor) (unaudited)	6
Notes to Financial Statements	7

1847 GOEDEKER INC.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,555,946	$64,470
Receivables	1,955,076	1,862,086
Vendor deposits	345,503	294,960
Merchandise inventory, net	1,724,725	1,380,090
Other assets	1,997,846	892,796
Total Current Assets	9,579,096	4,494,402
Property and equipment, net	170,741	185,606
Operating lease right-of-use assets, net	1,792,872	2,000,755
Goodwill	5,097,752	4,976,016
Intangible assets, net	1,717,078	1,878,844
Deferred tax assets	1,822,256	698,303
Other long-term assets	45,000	45,000
TOTAL ASSETS	$20,224,795	$14,278,926

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,605,793	$2,465,220
Customer deposits	12,431,608	4,164,296
Advances, related party	-	137,500
Lines of credit	456,105	1,250,930
Current portion of notes payable, related parties	1,260,564	1,068,075
Current portion of notes payable	1,162,014	999,200
Convertible notes payable	821,431	584,943
Warrant liability	2,250,000	122,344
Current portion of operating lease liabilities	375,885	422,520
Total Current Liabilities	21,363,400	11,215,028
Notes payable, related parties, net of current portion	2,155,662	2,232,369
Notes payable, net of current portion	358,189	-
Operating lease liabilities, net of current portion	1,416,987	1,578,235
Contingent note payable	49,248	49,248
TOTAL LIABILITIES	25,343,486	15,074,880
Stockholder’s Deficit
Common stock, $.0001 par value, 200,000,000 shares authorized and 4,750,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	475	475
Additional paid-in capital	2,250,932	1,271,721
Accumulated deficit	(7,370,098)	(2,068,150)
Total Stockholder’s Deficit	(5,118,691)	(795,954)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$20,224,795	$14,278,926

The accompanying notes are an integral part of these financial statements

1847 GOEDEKER INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor			Predecessor
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Period from April 6, 2019 through June 30, 2019	Period from April 1, 2019 through April 5, 2019	Period from January 1, 2019 through April 5, 2019
Product sales, net	$15,285,031	$24,962,209	$10,545,880	$999,855	$12,946,901
Cost of goods sold	12,685,158	20,796,328	8,702,406	735,186	11,004,842
Gross profit	2,599,873	4,165,881	1,843,474	264,669	1,942,059

Operating Expenses
Personnel	1,040,189	2,351,673	886,225	31,198	913,919
Advertising	891,907	1,558,343	525,222	113,477	714,276
Bank and credit card fees	454,569	699,309	232,273	72,130	329,247
Depreciation and amortization	91,790	183,631	87,437	-	9,675
General and administrative	636,217	1,202,857	539,120	34,767	451,214
Total Operating Expenses	3,114,672	5,995,813	2,270,277	251,572	2,418,331

INCOME (LOSS) FROM OPERATIONS	(514,799)	(1,829,932)	(426,803)	13,097	(476,272)

Other Income (Expense)
Interest income	1,062	1,062	-	-	23,807
Financing costs	(74,504)	(269,186)	(159,255)	-	-
Interest expense	(234,908)	(447,596)	(205,022)	-	-
Loss on extinguishment of debt	(948,856)	(948,856)	-	-	-
Write-off of acquisition receivable	(809,000)	(809,000)	-	-	-
Change in fair value of warrant liability	(2,127,656)	(2,127,656)	2,600	-	-
Other income (expense)	2,880	5,263	45,218	160	7,200
Total Other Income (Expense)	(4,190,982)	(4,595,969)	(316,459)	160	31,007

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,705,781)	(6,425,901)	(743,262)	13,257	(445,265)

INCOME TAX BENEFIT	688,953	1,123,953	-	-	-

NET INCOME (LOSS)	$(4,016,828)	$(5,301,948)	$(743,262)	$13,257	$(445,265)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(0.85)	$(1.12)	$(0.16)	$1.89	$(63.61)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,750,000	4,750,000	4,750,000	7,000	7,000

The accompanying notes are an integral part of these financial statements

1847 GOEDEKER INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (PREDECESSOR)

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2018	7,000	$7,000	$707,049	$2,684,628	$3,398,677
Net loss for the period from January 1, 2019 through April 5, 2019	-	-	-	(445,265)	(445,265)
Balance, April 5, 2019	7,000	$7,000	$707,049	$2,239,263	$2,953,412

The accompanying notes are an integral part of these financial statements

1847 GOEDEKER INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (SUCCESSOR)

(UNAUDITED)

For the Period from April 6, 2019 through June 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 6, 2019	-	$-	$-	$-	$-
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	475	979,048	-	979,523
Issuance of warrants in connection with notes payable	-	-	292,673	-	292,673
Net loss for the period from April 6, 2019 through June 30, 2019	-	-	-	$(743,262)	(743,262)
Balance, June 30, 2019	4,750,000	$475	$1,271,721	$(743,262)	$528,934

For the Three and Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	4,750,000	$475	$1,271,721	$(2,068,150)	$(795,954)
Net loss	-	-	-	(1,285,120)	(1,285,120)
Balance, March 31, 2020	4,750,000	$475	$1,271,721	$(3,353,270)	$(2,081,074)
Issuance of 1847 Holdings warrants in connection with notes payable	-	-	566,711	-	566,711
Forgiveness of related party debt	-	-	137,500	-	137,500
Issuance of 1847 Holdings shares in connection with exercise of warrant	-	-	275,000	-	275,000
Net loss	-	-	-	(4,016,828)	(4,016,828)
Balance, June 30, 2020	4,750,000	$475	$2,250,932	$(7,370,098)	$(5,118,691)

The accompanying notes are an integral part of these financial statements

1847 GOEDEKER INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor		Predecessor
	Six Months Ended June 30, 2020	Period from April 6, 2019 through June 30, 2019	Period from January 1, 2019 through April 5, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,301,945)	$(743,262)	$(445,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	183,631	97,113	9,675
Amortization of finance costs	318,599	157,502	-
Gain on write-down of contingent liability	-	-	-
Loss on extinguishment of debt	948,856	-	-
Write-off of acquisition receivable	809,000	-	-
Change in fair value of warrant liability	2,127,656	2,600	-
Changes in operating assets and liabilities:
Receivables	(214,726)	(1,812,486)	1,730,079
Vendor deposits	(50,543)	-	(73,770)
Merchandise inventory	(344,635)	(608,073)	595,466
Prepaid expenses and other assets	(1,105,049)	505,727	2,784
Change in operating lease right-of-use assets	207,883	98,166	-
Deferred tax assets	(1,123,953)	-	-
Accounts payable and accrued expenses	146,839	(707,008)	196,565
Customer deposits	8,267,312	995,742	(1,404,266)
Operating lease liabilities	(207,883)	(98,166)	-
Net cash provided by (used in) operating activities	3,852,042	(2,117,345)	611,268
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,000)	-	-
Net cash used in investing activities	(7,000)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	642,600	1,500,000	-
Repayment on notes payable	(187,500)	(93,750)	-
Proceeds from convertible notes payable	-	650,000	-
Net borrowings (payments) on lines of credit	(814,492)	591,315	-
Cash paid for financing costs	-	(359,500)	-
Net cash provided by (used in) financing activities	(353,566)	2,288,065	-
NET CHANGE IN CASH	3,491,476	(170,720)	(611,268 ~~)~~
CASH, BEGINNING OF PERIOD	64,470	-	1,525,693
CASH, END OF PERIOD	$3,555,946	$170,270	$2,136,961

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$170,385	$77,185	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use asset	$-	$2,300,000	$-
Debt discounts on notes payable	$-	$66,286	$-
Warrants in 1847 Holdings contributed on notes payable	$-	$229,244	$-
Warrants in 1847 Holdings contributed on convertible notes payable	$-	$292,673	$-
1847 Holdings common shares contributed on note payable	$-	$137,500	$-
Acquisition of Goedeker Television Co.	$-	$492,601	$-
Conversion of debt through issuance of 1847 Holdings common shares	$275,000	$-	$-
Exercise of warrant liability through issuance of 1847 Holdings non-controlling interest	$118,500	$-	$-
Derecognition of related party debt	$137,500	$-	$-
Adjustment to fair value of goodwill based on final purchase price allocation	$121,736	$-	$-

The accompanying notes are an integral part of these financial statements

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Goedeker Inc. (the “Company”) was formed under the laws of the State of Delaware on January 10, 2019 for the sole purpose of acquiring the business of Goedeker Television Co. Prior to August 4, 2020, the Company was a wholly owned subsidiary of 1847 Goedeker Holdco Inc. (“Holdco”), which was formed in State of Delaware on March 20, 2019. Neither the Company nor Holdco had any operations other than operations relating to their incorporation and organization prior to the acquisition of the business of Goedeker Television Co.

Upon its formation, Holdco was a wholly owned subsidiary of 1847 Holdings LLC (“1847 Holdings”), which was formed under the laws of the State of Delaware on January 22, 2013. 1847 Holdings is in the business of acquiring small businesses in a variety of different industries.

On April 5, 2019, the Company executed an asset purchase agreement with Goedeker Television Co., a Missouri corporation (“Goedeker”), pursuant to which the Company acquired substantially all the assets and assumed substantially all the liabilities of Goedeker. As partial consideration for the acquisition, the sellers of Goedeker acquired 22.5% of Holdco and Leonite Capital LLC, a lender involved with financing the acquisition of the Goedeker by the Company, acquired 7.5% of Holdco, as a result of which, 1847 Holdings held 70% of Holdco.

On August 4, 2020, Holdco distributed all of its shares in the Company to its stockholders. On the same date, the Company completed an initial public offering of its common stock, pursuant to which the Company issued 1,111,200 shares of its common stock. As a result of these transactions, the Company is a majority owned (53.59%) subsidiary of 1847 Holdings.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this report.

Accounting Basis

The Company uses the accrual basis of accounting and GAAP. The Company has adopted a calendar year end.

Stock Split

On July 30, 2020, the Company completed a 4,750-for-1 forward stock split of its outstanding common stock. As a result of this stock split, the Company’s issued and outstanding common stock increased from 1,000 to 4,750,000 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of this stock split.

Predecessor and Successor Reporting

The acquisition of Goedeker as described in Note 1 was accounted for under the acquisition method of accounting in accordance with GAAP. For the purpose of financial reporting, Goedeker was deemed to be the predecessor company and the Company is deemed to be the successor company in accordance with the rules and regulations issued by the Securities and Exchange Commission. The assets and liabilities of Goedeker were recorded at their respective fair values as of the acquisition date. Fair value adjustments related to the transaction are reflected in the books of the Company, resulting in assets and liabilities of the Company being recorded at fair value at April 6, 2019. Therefore, the Company’s financial information prior to the transaction is not comparable to its financial information subsequent to the transaction.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of a different basis of accounting between the periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and equivalents include: (1) currency on hand, (2) demand deposits with banks or financial institutions, (3) other kinds of accounts that have the general characteristics of demand deposits, and (4) short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

Revenue Recognition and Cost of Revenue

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. The Company’s adoption of this ASU resulted in no change to the Company’s results of operations or balance sheet.

The Company collects the full sales price from the customer at the time the order is placed. The Company does not incur incremental costs obtaining purchase orders from customers, however, if the Company did, because all the Company’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

The revenue that the Company recognizes arises from orders it receives from its customers. The Company’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed.

Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, the Company’s products, which generally occurs when the customer assumes the risk of loss. The risk of loss shifts to the customer at different times depending on the method of delivery. The Company delivers products to its customers in three possible ways. The first way is through a shipment of the products through a third-party carrier from the Company’s warehouse to the customer (a “Company Shipment”). The second way is through a shipment of the products through a third-party carrier from a warehouse other than the Company’s warehouse to the customer (a “Drop Shipment”) and the third way is where the Company itself delivers the products to the customer and often also installs the product (a “Local Delivery”). In the case of a Local Delivery, the Company loads the product on to its own truck and delivers and installs the product at the customer’s location. When a product is delivered through a Local Delivery, risk of loss passes to the customer at the time of installation and revenue is recognized upon installation at the customer’s location. In the case of a Company Shipment and a Drop Shipment, the delivery to the customer is made free on board, or FOB, shipping point (whether from the Company’s warehouse or a third party’s warehouse). Therefore, risk of loss and title transfers to the customer once the products are shipped (i.e., leaves the Company’s warehouse or a third-party’s warehouse). After shipment and prior to delivery, the customer is able to redirect the product to a different destination, which demonstrates the customer’s control over the product once shipped. Once the risk of loss has shifted to the customer, the Company has satisfied its performance obligation and the Company recognizes revenue.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

The Company agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In the Company’s contracts with customers, it allocates the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax the Company collects concurrently with revenue-producing activities are excluded from revenue.

If the Company continued to apply legacy revenue recognition guidance for the six months ended June 30, 2020 and 2019, revenues, gross margin, and net loss would not have changed.

Cost of revenue includes the cost of purchased merchandise plus the cost of shipping merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors.

Substantially all the Company’s sales are to individual retail consumers.

Shipping and Handling ‒ The Company bills its customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Disaggregated Revenue ‒ The Company disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by sales type is as follows:

	Successor			Predecessor
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Period from April 6, 2019 through June 30, 2019	Period from January 1, 2019 through April 5, 2019
Appliance sales	$11,533,006	$19,335,110	$8,449,312	$9,784,525
Furniture sales	2,768,327	4,050,163	1,570,546	2,456,085
Other sales	983,698	1,576,936	526,023	706,291
Total	$15,285,031	$24,962,209	$10,545,881	$12,946,901

Receivables

Receivables consist of credit card transactions in the process of settlement. Vendor rebates receivable represent amounts due from manufacturers from whom the Company purchases products. Rebates receivable are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on the Company’s assessment of the credit history with its manufacturers, it has concluded that there should be no allowance for uncollectible accounts. The Company historically collects substantially all of its outstanding rebates receivables. Uncollectible balances are expensed in the period it is determined to be uncollectible.

Merchandise Inventory

Inventory consists of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on an average item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. Reserves for slow-moving and potentially obsolete inventories was $425,000 as of June 30, 2020 and December 31, 2019.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

Property and Equipment

Property and equipment is stated at the historical cost. Maintenance and repairs of property and equipment are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Useful Life (Years)
Machinery and equipment	5
Office equipment	5
Vehicles	5

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair values of intangible assets are compared against their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

Acquired identifiable intangible assets are amortized over the following periods:

Acquired Intangible Asset	Amortization Basis	Expected Life (Years)
Customer related	Straight-line	15
Marketing related	Straight-line	5

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2020 and December 31, 2019, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument (see Note 10).

Income Taxes

Under the Company’s accounting policies, the Company initially recognizes a tax position in its financial statements when it becomes more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax positions that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts. Although the Company believes its provisions for unrecognized tax positions are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which the Company has reflected in its income tax provisions and accruals. The tax law is subject to varied interpretations, and the Company has taken positions related to certain matters where the law is subject to interpretation. Such differences could have a material impact on the Company’s income tax provisions and operating results in the period(s) in which the Company makes such determination.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the three and six months ended June 30, 2020, the potentially dilutive securities were 250,000 warrants to purchase common stock of the Company issued to a lender. These potentially dilutive securities were excluded from diluted loss per share.

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its acquisition and has relied on cash on hand, external bank lines of credit, issuance of third party and related party debt and the sale of a note to support cashflow from operations.

For the six months ended June 30, 2020, the Company incurred operating losses of $426,803, cash flows from operations of $3,852,042 and negative working capital of $11,784,304.

Management has prepared estimates of operations for fiscal year 2020 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of the financial statements in the Company’s 10-Q indicate improved operations and the Company’s ability to continue operations as a going concern.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

On August 4, 2020, the Company completed an initial public offering of its common stock, pursuant to which the Company sold 1,111,200 shares of its common stock, at a purchase price of $9.00 per share, for total gross proceeds of $10,000,800 (the “IPO”). After deducting the underwriting commission and offering expenses, the Company received net proceeds of approximately $8,992,000. The Company used a portion of the proceeds from this offering to pay off certain debt.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted stimulus bill provides for economic assistance loans through the United States Small Business Administration. On April 8, 2020, the Company received a $642,600 Paycheck Protection Program (the “PPP”) loan from the United States Small Business Administration (the “SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act provides that all or a portion of the PPP loan may be forgiven. The terms of such forgiveness and repayment terms for the portion, if any, that is not forgiven have not been announced by the SBA.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of these financial statements, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize right-of-use (“ROU”) assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. The Company adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for all of the Company’s lease agreements with original terms of greater than one year. The adoption of ASC 842 did not have a significant impact on the Company’s statements of income or cash flows. See Note 13 for the required disclosures relating to the Company’s lease agreements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017. ASU 2018-02 became effective for the Company on January 1, 2019 and resulted in a decrease of approximately $748,000 to retained earnings due to the reclassification from AOCI of the effect of the corporate income tax rate change on our cash flow hedges. The adoption of this standard did not have a material impact on the Company’s financial statements.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s financial statements.

Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company will modify its disclosures beginning in the first quarter of 2020 to conform to this guidance. The Company does not expect the adoption of this standard and the associated changes to its disclosures to have a material impact to the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company currently believes that all other issued and not yet effective accounting standards are not relevant to the Company’s financial statements.

Reclassifications

Certain accounts have been reclassified to conform with classifications adopted in the period ended June 30, 2020. Such reclassifications had no effect on net earnings or financial position.

NOTE 3—RECEIVABLES

At June 30, 2020 and December 31, 2019, receivables consisted of the following:

	June 30, 2020	December 31, 2019
Credit card payments in process of settlement	$904,658	$406,838
Vendor rebates receivable	1,050,477	1,455,248
Total	$1,955,076	$1,862,086

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 4—MERCHANDISE INVENTORY

At June 30, 2020 and December 31, 2019, the inventory balances are composed of:

	June 30, 2020	December 31, 2019
Appliances	$1,917,128	$1,538,552
Furniture	148,368	184,755
Other	84,229	81,783
Total merchandise inventory	2,149,725	1,805,090

Allowance for inventory obsolescence	(425,000)	(425,000)
Merchandise inventory, net	$1,724,725	$1,380,090

Inventory and accounts receivable are pledged to secure a loan from Burnley and SBCC described and defined in the notes below.

NOTE 5—VENDOR DEPOSITS

Deposits with vendors represent cash on deposit with one vendor arising from accumulated rebates paid by the vendor. The deposits are used by the vendor to seek to secure the Company’s purchases. The deposit can be withdrawn at any time up to the amount of the Company’s credit line with the vendor. Alternatively, the Company could secure their credit line with a floor plan line from a lender and withdraw all its deposits. The Company has elected to leave the deposits with the vendor on which it earns interest income.

Prior to obtaining an open line of credit with a major vendor, the Company paid in advance for its purchases. The vendor did not ship product to the Company until an order was complete. As a result, the vendor held Company funds. A second vendor uses the Company’s vendor deposit account as collateral. Orders from this vendor exceeded the deposit account and the Company prepaid for some orders. Vendor deposits as of June 30, 2020 and December 31, 2019 were $345,503 and $294,960, respectively.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Equipment	$14,375	$7,376
Warehouse equipment	29,188	29,188
Furniture and fixtures	512	512
Transportation equipment	63,784	63,784
Leasehold improvements	117,626	117,626
Total property and equipment	225,485	218,486
Accumulated depreciation	(54,744)	(32,880)
Property and equipment, net	$170,741	$185,606

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

Depreciation expense for the six months ended June 30, 2020, the period April 6, 2019 to June 30, 2019 and the period January 1, 2019 to April 5, 2019 was $21,864, $11,533, and $9,675, respectively.

All property and equipment are pledged to secure loans from Burnley and SBCC as described and defined in the notes below.

NOTE 7—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Customer relationships	$749,000	$749,000
Marketing related	1,368,000	1,368,000
Total intangible assets	2,117,000	2,117,000
Accumulated amortization	(399,922)	(238,156)
Intangible assets, net	$1,717,078	$1,878,844

In connection with the acquisition of Goedeker, the Company identified intangible assets of $2,117,000, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 8.5 years. Amortization expense for the six months ended June 30, 2020, the period April 6, 2019 to June 30, 2019 and the period January 1, 2019 to April 5, 2019 was $161,766, $76,390, and $-0-, respectively.

As of June 30, 2020, the estimated annual amortization expense for each of the next five years is as follows:

2020 (remainder of year)	$161,766
2021	323,532
2022	323,532
2023	323,532
2024	122,132
Thereafter	462,584
Total	$1,717,078

NOTE 8—BUSINESS COMBINATION

On January 18, 2019, the Company entered into an asset purchase agreement with Goedeker and Steve Goedeker and Mike Goedeker (the “Stockholders”), pursuant to which the Company agreed to acquire substantially all of the assets of Goedeker used in its retail appliance and furniture business (the “Goedeker Business”).

On April 5, 2019, the Company, Goedeker and the Stockholders entered into an amendment to the asset purchase agreement and closing of the acquisition of substantially all of the assets of Goedeker was completed.

The aggregate purchase price, recorded as a capital contribution from Holdco, was $4,483,418 consisting of: (i) the issuance of a promissory note in the principal amount of $4,100,000 and a deemed fair value of $3,422,398; (ii) up to $600,000 in earn out payments (as described below) with a deemed fair value of $81,494; and (iii) a 22.5% ownership interest in Holdco transferred to the sellers with a deemed fair value of $979,523.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

The asset purchase agreement provided for an adjustment to the purchase price based on the difference between actual working capital at closing and the seller’s preliminary estimate of closing date working capital.  In accordance with the asset purchase agreement, an independent CPA firm was retained by the Company and Goedeker to resolve differences in the working capital amounts.  The report issued by that CPA firm determined that Goedeker owed the Company $809,000, which Goedeker has not paid. On or about March 23, 2020, the Company submitted a claim for arbitration to the American Arbitration Association relating to Goedeker’s failure to pay. The claim alleged, inter alia, breach of contract, fraud, indemnification and the breach of the covenant of good faith and fair dealing. The Company alleged damages in the amount of $809,000, plus attorneys’ fees and costs. The $809,000 is included in other assets in the accompanying balance sheet as of December 31, 2019.

On June 2, 2020, the Company entered into a settlement agreement with Goedeker, Steve Goedeker, Mike Goedeker and 1847 Holdings. The settlement agreement and the related transaction documents that are exhibits to the settlement agreement were all signed on June 2, 2020 only became effective upon the closing of the IPO on August 4, 2020. Pursuant to the settlement agreement, the parties entered into an amendment and restatement of the 9% subordinated promissory note described below (see Note 11). In addition, the parties agreed that the arbitration action described above would be settled effective upon the closing of the IPO and that each party to such arbitration action would release all claims that it has against the other parties to such action. As part of the settlement of the arbitration action, the Company agreed that the sellers will not have to pay the $809,000 working capital adjustment amount, which resulted in a loss on write-off of acquisition receivable during the six months ended June 30, 2020.

Goedeker is also entitled to receive the following earn out payments to the extent the Goedeker Business achieves the applicable EBITDA (as defined in the asset purchase agreement) targets:

1.	An earn out payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the closing date is $2,500,000 or greater;

2.	An earn out payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the first anniversary of closing date is $2,500,000 or greater; and

3.	An earn out payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the second anniversary of the closing date is $2,500,000 or greater.

To the extent the EBITDA of the Goedeker Business for any applicable period is less than $2,500,000 but greater than $1,500,000, the Company must pay a partial earn out payment to Goedeker in an amount equal to the product determined by multiplying (i) the EBITDA Achievement Percentage by (ii) the applicable earn out payment for such period, where the “Achievement Percentage” is the percentage determined by dividing (A) the amount of (i) the EBITDA of the Goedeker Business for the applicable period less (ii) $1,500,000, by (B) $1,000,000. For avoidance of doubt, no partial earn out payments shall be earned or paid to the extent the EBITDA of the Goedeker Business for any applicable period is equal or less than $1,500,000. For the trailing twelve (12) month period from the closing date, EBITDA for the Goedeker Business was ($2,825,000) so Goedeker is not entitled to an earn our payment for that period.

To the extent Goedeker is entitled to all or a portion of an earn out payment, the applicable earn out payment(s) (or portion thereof) shall be paid on the date that is three (3) years from the closing date, and shall accrue interest from the date on which it is determined Goedeker is entitled to such earn out payment (or portion thereof) at a rate equal to five percent (5%) per annum, computed on the basis of a 360 day year for the actual number of days elapsed.

The Company determined the fair value of the earnout on the date of acquisition was $81,494. Such amount was recorded as a contingent consideration liability within the accounts payable and accrued expense line item on the balance sheet and is revalued to fair value each reporting period until settled. The year 1 contingent liability of $32,246 was written-off in the year ending December 31, 2019 as the target was not met and the balance of the liability at December 31, 2019 is $49,248. Management reviewed the contingent consideration due at June 30, 2020 and does not believe any adjustments are required at June 30, 2020 or for the six months then ended.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

The fair value of the purchase consideration issued to Goedeker was allocated to the net tangible assets acquired. The Company accounted for the acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net liabilities assumed was approximately $614,337. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill. Provisional goodwill was estimated at $4,976,106 at December 31, 2019 due to the preliminary valuation. During the period ending June 30, 2020, the Company subsequently adjusted the value of goodwill by $121,736 to $5,097,752 based on the finalized purchase price allocation.

The table below shows the analysis of the Goedeker asset purchase:

Purchase consideration at fair value:
Note payable, net of $462,102 debt discount and $215,500 of capitalized financing costs	$3,422,398
Contingent note payable	81,494
Fair value of ownership interest in Holdco transferred to seller	979,523
Amount of consideration	$4,483,415

Assets acquired and liabilities assumed at fair value
Accounts receivable	$334,446
Inventories	1,851,251
Working capital adjustment receivable and other assets	1,104,863
Property and equipment	216,286
Customer related intangibles	749,000
Marketing related intangibles	1,368,000
Accounts payable and accrued expenses	(3,929,876)
Customer deposits	(2,308,307)
Net tangible assets acquired (liabilities assumed)	$(614,337)

Total net assets acquired (liabilities assumed)	$(614,337)
Consideration paid	4,483,415
Goodwill	$5,097,752

NOTE 9—LINES OF CREDIT

Burnley Capital LLC

On April 5, 2019, the Company, as borrower, and Holdco entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base (as defined in the loan and security agreement) or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. In connection with the closing of the acquisition of Goedeker on April 5, 2019, the Company borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. As of June 30, 2020, there was $232,000 available for borrowing and the balance of the line of credit was $456,104, comprised of principal of $524,938 and net of unamortized debt issuance costs of $68,834.

At June 30, 2020, the Company did not meet certain loan covenants under the loan and security agreement. The agreement requires compliance with the following ratios as a percentage of earnings before interest, taxes, depreciation, and amortization for the twelve-month period ended June 30, 2020. The table below shows the required ratio and actual ratio for such period.

Covenant	Actual Ratio	Required Ratio
Total debt ratio	(2.9)x	4.0x
Senior debt ratio	(0.7)x	1.5x
Interest coverage ratio	(1.2)x	1.0x

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

In addition, the Company was not in compliance with a requirement with respect to the liquidity ratio, which is the ratio of cash and available borrowings to customer deposits. At June 30, 2020, the actual ratio was 0.36x compared to a requirement of 1.00x.

The loan and security agreement with SBCC described below contains the same covenants and a cross default provision, whereby a default under the Burnley loan and security agreement triggers a default under the SBCC loan and security agreement. Accordingly, at June 30, 2020, the Company was in technical, not payment default, on these loan and security agreements and classified such debt as a current liability.

There are no cross-default provisions that would require any other long-term liabilities to be classified as current. Although the Company has defaulted under the 9% subordinated promissory note described below as the result of its failure to make payments thereunder from and after August 27, 2019, the date that Burnley notified the Company that it is in technical default under Burnley’s loan and security agreement, Burnley’s notice also stated that pursuant to the subordination agreement, dated April 5, 2019, between Burnley and Goedeker, no payment can be made under the note so long as the Company’s default relating to Burnley’s loan continues. Therefore, notwithstanding the default, Goedeker has no right to accelerate the note because, in addition to the subordination agreement which otherwise would have permitted acceleration, the note itself also has specific subordination provisions that prohibit such acceleration. Since Goedeker does not currently have the right to accelerate the note, the Company has classified all amounts other than the currently due portion of the note as long-term liabilities.

Upon closing of the IPO on August 4, 2020, the Company repaid the revolving note in full and the loan and security agreement was terminated (see Note 16).

Northpoint Commercial Finance LLC

On June 24, 2019, the Company, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC, which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by the Company of inventory at an interest rate of LIBOR plus 7.99%. The Company terminated the loan and security agreement on May 18, 2020 and there is no outstanding balance as of June 30, 2020.

NOTE 10—NOTES PAYABLE AND WARRANT LIABILITY

Small Business Community Capital II, L.P.

On April 5, 2019, the Company, as borrower, and Holdco entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which the Company issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of the Company equal to 5.0% of the outstanding equity securities of the Company on a fully-diluted basis for an aggregate price equal to $100. The Company classified the warrant as a derivative liability on the balance sheet of $2,250,000 based on the estimated value of the warrants in the IPO (see Note 16). The increase in the value of the warrant from the estimated value of $122,344 at March 31, 2020 resulted in a charge of $2,127,656. The warrant is subject to remeasurement at every reporting period, however, by agreement between the Company and SBCC the warrant will convert into shares of the Company immediately upon closing of the IPO, thus, no further valuation will be necessary.

The balance of the note amounts to $877,603 as of June 30, 2020, comprised of principal of $1,130,826, capitalized PIK interest of $27,476 and net of unamortized warrant feature of $158,321 and unamortized debt discount of $122,375.

As noted above, as of June 30, 2020, the Company was in technical, not payment default, on this loan and security agreement and classified such debt as a current liability.

Upon closing of the IPO on August 4, 2020, the Company repaid the term note in full and the loan and security agreement was terminated (see Note 16).

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

PPP Loan

On April 8, 2020, the Company received a $642,600 PPP loan from the SBA under provisions of the CARES Act. The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the proceeds from the PPP loan for qualifying expenses and to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act. The Company has classified $284,411 of the PPP loan as a current liability and $358,189 as a long-term liability pending classification of the final loan terms by the SBA.

NOTE 11—NOTES PAYABLE, RELATED PARTIES

As noted above, a portion of the purchase price for the acquisition was paid by the issuance by the Company to Steve Goedeker, as representative of Goedeker, of a 9% subordinated promissory note in the principal amount of $4,100,000. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2024. The remaining balance of the note at June 30, 2020 is $3,416,226 comprised of principal of $3,930,293, net of unamortized debt discount of $354,276 and loan costs of $159,791.

Pursuant to the settlement agreement described above (see Note 8), the parties entered into an amendment and restatement of the note that became effective as of the closing of the IPO on August 4, 2020, pursuant to which (i) the principal amount of the existing note was increased by $250,000, (ii) upon the closing of the IPO, the Company agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note was increased from 9% to 12%. The Company also agreed to grant to the sellers, Goedeker, Steve Goedeker and Mike Goedeker, a security interest in all of the assets of the Company to secure its obligations under the amended and restated note and entered into a security agreement with them that became effective upon the closing of the IPO.

The Company has the right to redeem all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default, including in the event of (i) non-payment, (ii) a default by the Company of any of its covenants under the asset purchase agreement or any other agreement entered into in connection with the asset purchase agreement, or a breach of any of representations or warranties under such documents, or (iii) the bankruptcy of the Company. The note also contains a cross default provision which provides that if there occurs with respect to the revolving loan with Burnley or the term loan with SBCC (A) a default with respect to any payment obligation thereunder that entitles the holder thereof to declare such indebtedness to be due and payable prior to its stated maturity or (B) any other default thereunder that entitles, and has caused, the holder thereof to declare such indebtedness to be due and payable prior to maturity. Since the defaults under the loans with Burnley and SBCC are not payment defaults, they fall under clause (B) above and would require Burnley or SBCC to accelerate the payment of indebtedness under their notes (which they have not done) before the cross default provisions would result in a default under this note.

As stated above, although the Company has defaulted under this note, Goedeker has no right to accelerate the note because the note has specific subordination provisions that prohibit such acceleration.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

Maturities of debt are as follows:

For the years ended December 31,
2020 (remainder of year)	$1,068,243
2021	795,639
2022	869,700
2023	950,655
2024	246,056
Total	3,930,293
Less: loan costs	(159,791)
Discounts	(354,276)
Total	$3,416,226

NOTE 12—CONVERTIBLE PROMISSORY NOTE

On April 5, 2019, 1847 Holdings, Holdco and the Company (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286. As additional consideration for the purchase of the note, (i) 1847 Holdings issued to Leonite 50,000 common shares, (ii) 1847 Holdings issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in Holdco.

On May 11, 2020, 1847 and Leonite entered into a first amendment to secured convertible promissory note, pursuant to which the parties agreed (i) to extend the maturity date of the note to October 5, 2020, (ii) that 1847’s failure to repay the note on the original maturity date of April 5, 2020 shall not constitute and event of default under the note and (iii) to increase the principal amount of the note by $207,145, as a forbearance fee. The Company accounted for this transaction as a loss on extinguishment of debt.

In connection with the amendment, (i) 1847 Holdings issued to Leonite another five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis and (ii) upon closing of 1847 Holdings’ acquisition of Asien’s Appliance, Inc., 1847 Holdings’ wholly owned subsidiary 1847 Asien Inc. issued to Leonite shares of common stock equal to a 5% interest in 1847 Asien Inc. The Company accounted for the issuance of the 200,000 additional warrants as a $566,711 loss on debt restructuring and an increase in additional paid-in-capital, representing the estimated fair value of the 200,000 additional warrants for a five-year period.

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Furthermore, 1847 Holdings issued 50,000 common shares valued at $137,500 and a debt-discount related to the warrants valued at $292,673. In the second quarter of 2020, the $137,500 value of the shares was transferred from a liability to 1847 Holdings to additional paid-in-capital. The Company amortized $129,343 of financing costs related to the shares and warrants in the six months ended June 30, 2020.

Under the note, Leonite has the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares or any shares of capital stock or other securities of 1847 Holdings into which such common shares may be changed or reclassified.

On May 4, 2020, Leonite converted $100,000 of the outstanding balance of the note into 100,000 common shares of 1847 Holdings. The Company accounted for this transaction as a $100,000 reduction in the principal amount of the debt, a $175,000 loss on extinguishment of debt, and a $275,000 increase in additional paid-in-capital representing the fair value of the 1847 Holdings common shares on the conversion date. The remaining net balance of the note at June 30, 2020 is $821,431. As a result of the activity on this note, $948,856 was recorded as loss on extinguishment of debt.

Upon closing of the IPO on August 4, 2020, the Company repaid the term note in full (see Note 16).

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 13—OPERATING LEASE

On April 5, 2019, the Company entered into a lease agreement with S.H.J., L.L.C., a Missouri limited liability company and affiliate of the Company at that time. The lease is for a term five (5) years and provides for a base rent of $45,000 per month. In addition, the Company is responsible for all taxes and insurance premiums during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The lease contains customary events of default, including if: (i) the Company shall fail to pay rent within five (5) days after the due date; (ii) any insurance required to be maintained by the Company pursuant to the lease shall be canceled, terminated, expire, reduced, or materially changed; (iii) the Company shall fail to comply with any term, provision, or covenant of the lease and shall not begin and pursue with reasonable diligence the cure of such failure within fifteen (15) days after written notice thereof to the Company; (iv) the Company shall become insolvent, make an assignment for the benefit of creditors, or file a petition under any section or chapter of the Bankruptcy Code, or under any similar law or statute of the United States of America or any State thereof; or (v) a receiver or trustee shall be appointed for the leased premises or for all or substantially all of the assets of the Company.

Supplemental balance sheet information related to leases was as follows:

Operating lease right-of-use asset	$2,300,000
Accumulated amortization	(507,128)
Net balance	$1,792,872

Lease liability, current portion	$436,342
Lease liability, long-term	1,356,530
Total operating lease liability	$1,792,872

Weighted average remaining lease term (months)	45

Weighted average discount rate	6.5%

Maturities of the lease liability for each of the next five years is as follows:

2020 (remainder of year)	$270,000
2021	540,000
2022	540,000
2023	540,000
2024	135,000
Total lease payments	$2,025,000

Less imputed interest	(232,128)
Total lease liability	$1,792,872

NOTE 14—RELATED PARTIES

Offsetting Management Services Agreement

On April 5, 2019, the Company entered into an offsetting management services agreement with 1847 Partners LLC (the “Manager”), a company owned and controlled by Ellery W. Roberts, the Company’s chairman and controlling shareholder of 1847 Holdings.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

Pursuant to the offsetting management services agreement, the Company appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $62,500 or 2% of adjusted net assets (as defined in the offsetting management services agreement); provided, however, that, (i) pro-rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by the Company, together with all other management fees paid or to be paid by all other subsidiaries of 1847 Holdings to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of 1847 Holdings’ gross income with respect to such fiscal year, then the management fee to be paid by the Company for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of 1847 Holdings, until the aggregate amount of the management fee paid or to be paid by the Company, together with all other management fees paid or to be paid by all other subsidiaries of 1847 Holdings to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of 1847 Holdings’ gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by the Company, together with all other management fees paid or to be paid by all other subsidiaries of 1847 Holdings to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the parent management fee (as defined in the offsetting management services agreement) with respect to such fiscal quarter, then the management fee to be paid by the Company for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by the Company, together with all other management fees paid or to be paid by all other subsidiaries of 1847 Holdings to the Manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

On April 21, 2020, the Company entered into an amendment to the offsetting management services agreement, pursuant to which the quarterly management fee was amended to provide for a flat fee of $62,500, as opposed to the greater of $62,500 or 2% of adjusted net assets, which amendment will became effective upon closing of the IPO on August 4, 2020.

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of Goedeker in connection with performing services under the offsetting management services agreement.

The Company expensed $62,500 and $58,790 in management fees for the six months ended June 30, 2020 and 2019, respectively. Payment of the management fee is subordinated to the payment of interest on the 9% subordinated promissory note (see Note 11), such that no payment of the management fee may be made if the Company is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on the Company being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or the earn out payments, the annual management fee shall be capped at $250,000. The rights of the Manager to receive payments under the offsetting management services agreement were also subordinate to the rights of Burnley and SBCC under separate subordination agreements that the Manager entered into with Burnley and SBCC on April 5, 2019. Accordingly, $188,653 due the Manager is classified as an accrued liability as of June 30, 2020.

Advances

As of June 30, 2020, the Manager had funded the Company $78,959 in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As discussed in Note 12, on April 5, 2019, 1847 Holdings issued 50,000 common shares and 200,000 warrants to Leonite in order to induce Leonite to extend credit to the Company. The common shares of 1847 Holdings were valued at $137,500. As part of the modification to this convertible note payable, 1847 Holdings also granted an additional 200,000 warrants to purchase 1847 Holdings’ common shares to Leonite.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 15—STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2020 and December 31, 2019, the Company was authorized to issue 5,000 shares of common stock, par value $0.001 per share. On July 30, 2020, the Company amended its certificate of incorporation to (i) increase the authorized common stock from 5,000 shares to 200,000,000 shares, (ii) change the par value of the Company’s common stock from $0.001 to $0.0001, and (iii) authorize 20,000,000 shares of preferred stock, 0.0001 par value per share.

As of June 30, 2020 and December 31, 2019, the Company had 4,750,000 shares of common stock issued and outstanding. Each share entitles the holder thereof to one vote per share on all matters coming before the stockholders of the Company for a vote.

Warrants

On April 5, 2019, the Company issued to SBCC a ten-year warrant to purchase shares of the most senior capital stock of the Company equal to 5.0% of the outstanding equity securities of the Company on a fully-diluted basis for an aggregate price equal to $100 (see Note 10). SBCC exercised this warrant on August 4, 2020 (see Note 16).

NOTE 16—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements, except as set forth below.

Underwriting Agreement, Representative’s Warrants and Closing of IPO

On July 30, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., (the “Representative”), as representative of the underwriters set forth on Schedule 1 thereto (collectively, the “Underwriters”), relating to the IPO. Under the Underwriting Agreement, the Company agreed to sell 1,111,200 shares of common stock to the Underwriters, and also agreed to grant the Underwriters’ a 45-day over-allotment option to purchase an additional 166,577 shares of common stock, at a purchase price per share of $8.325 (the offering price to the public of $9.00 per share minus the underwriters’ discount).

Pursuant to the Underwriting Agreement, the Company also agreed to issue to the Representative and/or its affiliates warrants to purchase a number of shares of common stock equal in the aggregate to 5% of the total shares sold. The warrants will be exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, at a per share exercise price equal to $11.25 (125% of the public offering price per share).

On August 4, 2020, the Company sold 1,111,200 shares of its common stock to the Underwriters for total gross proceeds of $10,000,800. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $8,990,000. The Company also issued warrants for the purchase of 55,560 shares of common stock to affiliates of the Representative.

Repayment of Burnley Loan

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the loan from Burnley (Note 9). The total payoff amount was $118,194, consisting of principal of $32,350, interest of $42 and prepayment, legal, and other fees of $85,802.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

Repayment of SBCC Loan

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the loan from SBCC (Note 10). The total payoff amount was $1,122,412 consisting of principal of $1,066,640, interest of $11,773 and prepayment, legal, and other fees of $43,999.

Leonite Conversion and Repayment

On July 24, 2020, Leonite converted $50,000 of the outstanding balance of the secured convertible promissory note (Note 12) into 50,000 common shares of 1847 Holdings.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the secured convertible promissory note. The total payoff amount was $780,653, consisting of principal of $771,431 and interest of $9,222.

Payment on Subordinated Promissory Note

In accordance with the terms of the amended and restated note that became effective upon closing of the IPO on August 4, 2020 (Note 11), the Company used a portion of the proceeds from the IPO to pay $1,083,842 of the balance of the note representing a $696,204 reduction in the principal balance and interest accrued through August 4, 2020 of $387,638.

Amendment and Restatement of Certificate of Incorporation

On July 30, 2020, the Company amended and restated its certificate of incorporation to (i) increase the authorized common stock from 5,000 shares to 200,000,000 shares, (ii) change the par value of the Company’s common stock from $0.001 to $0.0001, and (iii) authorize 20,000,000 shares of preferred stock, 0.0001 par value per share.

Adoption of Equity Incentive Plan

Effective as of July 30, 2020, the Company established the 1847 Goedeker Inc. 2020 Equity Incentive Plan (“Plan”). The Plan was approved by the Company’s board of directors and stockholders on April 21, 2020. The Plan is administered by compensation committee of the board of directors. The Plan permits the grant of restricted stock, stock options and other forms of incentive compensation to the Company’s officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 555,000 shares.

Option Grant

On August 4, 2020, the Company issued an incentive stock option under the Plan to the Company’s Chief Executive Officer, Douglas T. Moore, for the purchase of 263,158 shares of common stock, at an exercise price of $9.00 per share. The option vests with respect to 25% of the shares on August 15, 2020 and on each of the first, second and third anniversaries thereof, respectively.

Conversion of SBCC Warrant

Immediately prior to the closing of the IPO on August 4, 2020, SBCC converted its warrant (Note 15) into 250,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

All periods presented on or prior to April 5, 2019 represent the operations of Goedeker (as defined below), our predecessor. Unless otherwise specified, all results of operations information for the three and six months ended June 30, 2019 reflects the full periods.

References to “Successor” refer to the financial position and results of operations of the Company subsequent to April 5, 2019. References to “Predecessor” refer to the financial position and results of operations of Goedeker on and before April 5, 2019.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the heading “Risk Factors” included in our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on April 22, 2020, as amended, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

1847 Goedeker Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the State of Delaware on January 10, 2019 for the sole purpose of acquiring substantially all of the assets of Goedeker Television Co. (“Goedeker”). On April 5, 2019, we acquired substantially all of the assets of Goedeker. As a result of this transaction, we acquired the former business of Goedeker and continue to operate this business. All discussions in this report regarding our business prior to the acquisition reflect the business of Goedeker, our predecessor company. Prior to our acquisition of substantially all of the assets of Goedeker, we had no operations other than operations relating to our incorporation and organization.

The Company is a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. Since our founding in 1951, we have evolved from a local brick and mortar operation serving the St. Louis metro area to a large nationwide omnichannel retailer that offers one-stop shopping for the leading brands. While we still maintain our St. Louis showroom, over 90% of our sales are placed through our website at www.goedekers.com. We offer over 185,000 SKUs organized by category and product features, providing visitors to the site an easy to navigate shopping experience.

Through our e-commerce business model, we offer an online marketplace for consumers looking for variety, style, service and value when shopping for nearly any home product needed. We are focused on bringing our customers an experience that is at the forefront of shopping online for the home. We have built a large online selection of appliances, furniture, home goods and related products. We are able to offer this vast selection of products because our model requires minimal inventory. We specialize in the home category and this has enabled us to build a shopping experience and logistics infrastructure that is tailored to the unique characteristics of our market.

Recent Developments

Impact of Coronavirus Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

Most states and cities have reacted by instituting quarantines, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it. Effective April 6, 2020, the Governor of Missouri announced a stay at home order that was in effect until May 3, 2020. Pursuant to this order, non-essential businesses, such as our showroom, were forced to close. However, our call center and warehouse continued to operate. According to Missouri’s re-opening plan, retail stores, such as our showroom, may re-open effective May 4, 2020 but with limitations on the number of individuals allowed in the showroom. Since over 90% of our sales are completed online and our call center and warehouse and distribution operations continued to operate, the restrictions put in place have not yet had a negative impact on our operations. On June 16, 2020, our showroom re-opened to the public, with restrictions that masks be worn by customers and employees, in compliance with St. Louis County mandates later issued on July 3, 2020 requiring face masks be worn in public places.

We have taken steps to take care of our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for those employees who are not able to work remotely. We have also taken precautions with regard to employee, facility and office hygiene as well as implementing significant travel restrictions. We are also assessing our business continuity plans for all business units in the context of the pandemic. This is a rapidly evolving situation, and we will continue to monitor and mitigate developments affecting our workforce, our suppliers, our customers, and the public at large to the extent we are able to do so. We have and will continue to carefully review all rules, regulations, and orders and responding accordingly.

We are dependent upon suppliers to provide us with all of the products that we sell. The pandemic has impacted and may continue to impact suppliers and manufacturers of certain of our products. As a result, we have faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

If the current pace of the pandemic cannot be slowed and the spread of the virus is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees were suspected of having the virus, which could require quarantine of some or all such employees or closure of our facilities for disinfection. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Closing of Initial Public Offering

On July 30, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., (the “Representative”), as representative of the underwriters set forth on Schedule 1 thereto (collectively, the “Underwriters”), relating to an initial public offering of the Company’s common stock (the “IPO”). Under the Underwriting Agreement, the Company agreed to sell 1,111,200 shares of common stock to the Underwriters, and also agreed to grant the Underwriters’ a 45-day over-allotment option to purchase an additional 166,577 shares of common stock, at a purchase price per share of $8.325 (the offering price to the public of $9.00 per share minus the underwriters’ discount).

Pursuant to the Underwriting Agreement, the Company also agreed to issue to the Representative and/or its affiliates warrants to purchase a number of shares of common stock equal in the aggregate to 5% of the total shares sold. The warrants will be exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, at a per share exercise price equal to $11.25 (125% of the public offering price per share).

On August 4, 2020, the Company sold 1,111,200 shares of its common stock to the Underwriters for total gross proceeds of $10,000,800. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $8,990,000. The Company also issued warrants for the purchase of 55,560 shares of common stock to affiliates of the Representative.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;
●	our ability to offer competitive product pricing;
●	our ability to broaden product offerings;
●	industry demand and competition; and
●	market conditions and our market position.

Key Financial Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Site Sessions (in millions)	3.1	1.5	4.5	3.3
Order History	$29,861,000	$15,552,000	$45,017,000	$29,484,000
Days from Order to Shipment (Average)	26.2	19.2	29.4	20.3

A site session occurs when a person visits our website. An order occurs when a customer has visited our website and ordered one or more items and has paid for them. The days from order to shipment is a measure, in the case of orders shipped from our warehouse, of the time from the order until the product ordered is loaded onto the shipper’s truck for delivery, and in the case of drop shipments, the time between the order and the date that we are invoiced (assuming that the vendor invoices us on the day that shipment to the customer is made).

Total revenues and total orders for any given month may not be equal for two primary reasons: (1) normal customer cancellations and (2) the time required to ship an order and recognize revenue. The time from order to shipping is between 20 and 25 days. Thus, an order made after the 10th of the current month will become revenue in the succeeding month, distorting the comparison between a months’ orders and its sales.

Our site sessions increased from approximately 1.4 million in the quarter ended March 31, 2020 to approximately 3.1 million in the quarter ended June 30, 2020. These increased site sessions were achieved at a lower cost per session beginning in February of 2020 and have continued through the date of this report.

These increased site sessions resulted in three-year highs for orders in the quarter ended June 30, 2020. An order is paid for by our customer when the order is placed and booked as revenue by us when the order is shipped.

Higher orders have positively impacted our working capital as orders yield cash in advance of shipment. Improvements in our working capital as a result of higher orders have positively impacted our delivery times thereby reducing the time from order to shipment. A reduction in days from order to shipment results in fewer cancelled orders and, as a result, higher revenues.

Given what we believe to be the linear relationship between advertising, site visits, orders, and days from order to shipment impacting cancellations, we believe that the increase in working capital provided by the IPO will have a dramatically positive impact on accelerating our growth rate and profitability.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations for the three months ended June 30, 2020 (Successor), the period from April 6, 2020 to June 30, 2019 (Successor), and the period from April 1, 2019 to April 5, 2019 (Predecessor), in dollars and as a percentage of our revenue.

	Successor				Predecessor
	Three Months Ended June 30, 2020		Period April 6 to June 30, 2019		Period April 1 to April 5, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$15,285,031	100.0%	$10,545,880	100.0%	$999,855	100.0%
Cost of goods sold	12,685,158	83.0%	8,702,406	82.5%	735,886	73.5%
Gross profit	2,599,873	17.0%	1,843,474	17.5%	264,669	26.5%
Operating expenses
Personnel	1,040,189	6.8%	886,225	8.4%	31,198	3.1%
Advertising	891,907	5.8%	525,222	5.0%	113,477	11.3%
Bank and credit card fees	454,569	3.0%	232,273	2.2%	72,130	7.2%
Depreciation and amortization	91,790	0.6%	87,437	0.8%	1	-
General and administrative	636,217	4.2%	539,120	5.1%	34,766	3.5%
Total operating expenses	3,114,672	20.4%	2,257,813	21.5%	251,572	25.2%
Income (loss) from operations	(514,799)	(3.4)%	(426,803)	(4.0)%	13,097	1.3%
Other income (expense)
Interest income	1,062	-	-	-	-	-
Financing costs	(74,504)	(0.5)%	(159,255)	(1.5)%	-	-
Interest expense	(234,908)	(1.5)%	(205,022)	(1.9)%	-	-
Loss on extinguishment of debt	(948,856)	(6.2)%	-	-	-	-
Write-off of acquisition receivable	(809,000)	(5.3)%	-	-	-	-
Change in fair value of warrant liability	(2,127,656)	(13.9)%	2,600	-	-	-
Other income (expense)	2,880	-	45,218	(0.4)%	160	-
Total other income (expense)	(4,190,982)	(27.4)%	(316,459)	(3.0)%	160	-
Net income (loss) before income taxes	(4,705,781)	(30.8)%	(743,262)	(7.0)%	13,257	1.3%
Income tax benefit	688,953	4.5%	-	-	-	-
Net income (loss)	$(4,016,828)	(26.3)%	$(743,262)	(7.0)%	$13,257	1.3%

We believe that reviewing our operating results for the three months ended June 30, 2019 by combining the results of the 2019 successor period (April 6, 2019 through June 30, 2019) and 2019 predecessor period (April 1, 2019 through April 5, 2019) with the pro forma adjustments related to the acquisition is more useful in discussing our overall operating performance compared to the results of the three months ended June 30, 2020 (successor). We do not see any potential risks associated with utilizing this pro forma presentation.

Following are the combined periods for 2020 and 2019:

	Three Months Ended June 30, 2020 Successor	Period April 6 to June 30, 2019 Successor	Period April 1 to April 5, 2019 Predecessor		Pro Forma Adjustments	Pro Forma Combined Three Months Ended June 30, 2019	Increase (Decrease)
Product sales, net	$15,285,031	$10,545,880	$999,855		-	$11,545,735	$3,739,296
Cost of goods sold	12,685,158	8,702,406	735,186		-	9,437,592	3,247,566
Gross profit	2,599,873	1,843,474	264,669		-	2,108,143	491,730
Operating expenses
Personnel	1,040,189	886,225	31,198		-	917,423	122,766
Advertising	891,907	525,222	113,477		-	638,699	253,208
Bank and credit card fees	454,569	232,273	72,130		-	304,403	150,166
Depreciation and amortization	91,790	87,437	1		-	87,438	(4,352)
General and administrative	636,217	539,120	34,766		-	573,886	62,331
Total operating expenses	3,114,672	2,270,277	251,572		-	2,521,849	592,823
Income (loss) from operations	(514,799)	(426,803)	13,097		-	(413,706)	(101,093)
Other income (expense)
Interest income	1,062	-	-		-	-	-
Financing costs	(74,504)	(159,255)	-	(a)	(116,639)	(275,894)	201,390
Interest expense	(234,908)	(205,022)	-	(b)	(15,403)	(220,425)	(14,483)
Loss on extinguishment of debt	(948,856)	-	-		-	-	(948,856)
Write-off of acquisition receivable	(809,000)	-	-		-	-	(809,000)
Change in fair value of warrant	(2,127,656)	2,600	-			2,600	(2,130,256)
Other income	2,880	45,218	160		-	45,378	(41,436)
Total other income (expense)	(4,190,982)	(316,459)	160		(132,042)	(448,341)	(3,742,641)
Net income (loss) before income taxes	(4,705,781)	(743,262)	13,257		(132,042)	(862,047)	(3,843,734)
Income tax benefit	688,953	-	-		-	-	688,953
Net income (loss)	$(4,016,828)	$(743,262)	$13,257		$(132,042)	$(862,047)	$(3,154,781)

Notes

(a)	Reflects amortization of costs associated with acquisition debt as follows:
	Amortization of the cost of shares issued in acquisition	$34,375
	Amortization of the cost of warrants issued in acquisition	82,264
	Total	$116,639

(b)	Amortization of discount on note to seller	$15,403

Product sales, net. We generate revenue from the retail sale of home furnishings, including appliances, furniture, home goods and related products. Our product sales were $15,285,031 for the three months ended June 30, 2020, as compared to $11,545,735 for the three months ended June 30, 2019, an increase of $3,739,296, or 32%, which included $10,545,881 for our successor from April 6, 2019 to June 30, 2019 and $999,855 for our predecessor from April 1, 2019 to April 5, 2019. The increase is due to increased sales volume to meet appliance and furniture demand resulting from increased advertising, which has a direct impact on customer orders and shipped sales.

Late in the three months ended June 30, 2020, we suffered delays in getting products from manufacturers whose production facilities were closed because of the coronavirus pandemic. The lack of available products resulted in some cancellations of customer orders. For the three months ended June 30, 2020, we estimate that cancellations caused by shipping delays approximated $9 million based on the historical ratio of customer orders to shipped sales of approximately 80% to the actual ratio of approximately 50% in the three months ended June 30, 2020.

Our past performance is generally indicative of future performance to the extent that there are seasonal factors such as Black Friday, Cyber Monday, and other shopping days when sales spike.

Our revenue by sales type is as follows:

	Three Months Ended June 30,
	2020 Successor	2019 Successor	2019 Predecessor	2019 Total
Appliance sales	$11,533,006	$8,395,603	$765,293	$9,160,896
Furniture sales	2,768,327	1,557,813	176,325	1,734,138
Other sales	983,698	592,464	58,237	650,701
Total	$15,285,031	$10,545,880	$999,855	$11,545,735

Cost of goods sold. Our cost of goods sold consists of the cost of purchased merchandise plus the cost of delivering merchandise and, where applicable, installation, net of promotional rebates and other incentives received from vendors. Our cost of goods sold was $12,685,158 for the three months ended June 30, 2020, as compared to $9,437,592 for the three months ended June 30, 2019, an increase of $3,247,566, or 34%, which included $8,702,406 for our successor from April 6, 2019 to June 30, 2019 and $735,186 for our predecessor from April 1, 2019 to April 5, 2019. Such increase was due to the increase in sales volume. As a percentage of net sales, cost of sales declined slightly from 81.7% in the 2019 period to 83.0% in the 2020 period.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel expenses were $1,040,189 for the three months ended June 30, 2020, as compared to $917,423 for the three months ended June 30, 2019, an increase of $122,766, or 13%, which included $886,225 for our successor from April 6, 2019 to June 30, 2019 and $31,198 for our predecessor from April 1, 2019 to April 5, 2019. The increase is the result of hiring additional senior management and support staff needed because of increased customer demand for our products.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $891,907 for the three months ended June 30, 2020, as compared to $638,699 for the three months ended June 30, 2019, an increase of $253,208, or 40%, which included $525,222 for our successor from April 6, 2019 to June 30, 2019 and $113,477 for our predecessor from April 1, 2019 to April 5, 2019. The increase relates to an increase in advertising spending to drive traffic to our website.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card payments made by customers. Our bank and credit card fees were $454,569 for the three months ended June 30, 2020, as compared to $304,403 for the three months ended June 30, 2019, an increase of $150,166, or 49%, which included $232,273 for our successor from April 6, 2019 to June 30, 2019 and $72,130, for our predecessor from April 1, 2019 to April 5, 2019. These fees are based on sales, so the increase was due to the increase in revenue.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $636,217 for the three months ended June 30, 2020, as compared to $573,886 for the three months ended June 30, 2019, an increase of $62,331, or 11%, which included $539,120 for our successor from April 6, 2019 to June 30, 2019 and $34,766 for our predecessor from April 1, 2019 to April 5, 2019. The primary increases are professional fees for audits, consulting fees to upgrade our online shopping cart, and other consulting fees.

Total other income (expense). We had $4,190,982 in total other expense, net, for the three months ended June 30, 2020, as compared to total other expense, net, of $448,341 for the three months ended June 30, 2019, which included expenses of $448,181 for our successor from April 6, 2019 to June 30, 2019 and income of $160 for our predecessor from April 1, 2019 to April 5, 2019. Total other expense, net, for the three months ended June 30, 2020 consisted of interest expense of $234,908, financing costs of $74,504, loss on debt modification and extinguishment of $948,856, loss on acquisition working capital receivable of $809,000, and change in the warrant liability of $2,127,656, offset by interest income of $1,062 and other income of $2,880, while other expense for the three months ended June 30, 2019 consisted of financing costs of $275,894 and interest expense, net, of $220,425, offset by a change in warrant liability of $2,600 and other income of $45,378.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $4,016,828 for the three months ended June 30, 2020, as compared to $862,047 for the three months ended June 30, 2019, an increase of $3,154,781, or 366%, which included a loss of $743,262 for our successor from April 6, 2019 to June 30, 2019 and net income of $13,257 for our predecessor from April 1, 2019 to April 5, 2019. The net loss for the three months ended June 30, 2020 was affected by (i) a loss on extinguishment of debt of $948,856, (ii) a write-off of acquisition receivable of $809,000 and (iii) a non-cash charge to change in warrant liability expense of $2,127,656. These three non-cash charges equal $3,885,512, in the aggregate. Excluding these three non-cash charges, the non-GAAP net loss before income taxes for the three months ended June 30, 2020 was $820,269, as compared to the reported net loss before income taxes of $4,705,781.

Comparison of Six Months June 30, 2020 and 2019

The following table sets forth key components of our results of operations for the six months ended June 30, 2020 (Successor), the period from April 6, 2020 to June 30, 2019 (Successor), and the period from April 1, 2019 to April 5, 2019 (Predecessor), in dollars and as a percentage of our revenue.

	Successor				Predecessor
	Six Months Ended June 30, 2020		Period April 6 to June 30, 2019		Period January 1 to April 5, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$24,962,209	100.0%	$10,545,880	100.0%	$12,946,901	100.0%
Cost of goods sold	20,976,328	83.3%	8,702,406	82.5%	11,004,842	85.0%
Gross profit	4,165,881	16.7%	1,843,474	17.5%	1,942,059	15.0%
Operating expenses
Personnel	2,351,673	9.4%	886,225	8.4%	913,919	7.1%
Advertising	1,558,343	6.2%	525,222	5.0%	714,276	5.5%
Bank and credit card fees	699,309	2.8%	232,273	2.2%	329,247	2.5%
Depreciation and amortization	183,361	0.7%	87,437	0.8%	9,675	0.1%
General and administrative	1,202,857	4.8%	539,120	5.1%	451,214	3.5%
Total operating expenses	5,995,813	24.0%	2,270,277	21.5%	2,418,331	18.7%
Loss from operations	(1,829,932)	(7.3)%	(426,803)	(4.0)%	(476,272)	(3.7)%
Other income (expense)
Interest income	1,062	-	-	-	23,807	0.2%
Financing costs	(269,186)	(1.1)%	(159,255)	(1.5)%	-	-
Interest expense	(447,596)	(1.8)%	(205,022)	(1.9)%	-	-
Loss on extinguishment of debt	(948,856)	(3.8)%	-	-	-	-
Write-off of acquisition receivable	(809,000)	(3.2)%	-	-	-	-
Change in fair value of warrant liability	(2,127,656)	(8.5)%	2,600	-	-	-
Other income (expense)	5,263	-	45,218	0.4%	7,200	-
Total other income (expense)	(4,595,969)	(18.4)%	(316,459)	(3.0)%	31,007	0.2%
Net loss before income taxes	(6,425,901)	(25.7)%	(743,262)	(7.0)%	(445,265)	(3.4)%
Income tax benefit	1,123,953	4.5%	-	-	-	-
Net loss	$(5,301,948)	(21.2)%	$(743,262)	(7.0)%	$(445,265)	(3.4)%

We believe that reviewing our operating results for the six months ended June 30, 2019 by combining the results of the 2019 successor period (April 6, 2019 through June 30, 2019) and 2019 predecessor period (January 1, 2019 through April 5, 2019) with the pro forma adjustments related to the acquisition is more useful in discussing our overall operating performance compared to the results of the six months ended June 30, 2020 (successor). We do not see any potential risks associated with utilizing this pro forma presentation.

Following are the combined periods 2020 and for 2019:

	Six Months Ended June 30, 2020 Successor	Period April 6 to June 30, 2019 Successor	Period January 1 to April 5, 2019 Predecessor	Pro Forma Adjustments	Pro Forma Combined Six Months Ended June 30, 2019	Increase (Decrease)
Product sales, net	$24,962,209	$10,545,880	$12,946,901	-	$23,492,781	$1,469,428
Cost of goods sold	20,796,328	8,702,406	11,004,842	-	19,707,248	1,089,080
Gross profit	4,165,881	1,843,474	1,942,059	-	3,785,533	380,348
Operating expenses
Personnel	2,351,673	886,225	913,919	-	1,800,144	551,529
Advertising	1,558,343	525,222	714,276	-	1,239,498	318,845
Bank and credit card fees	699,309	232,273	329,247	-	561,520	137,789
Depreciation and amortization	183,361	87,437	9,675	-	97,112	86,519
General and administrative	1,202,857	539,120	451,214	-	990,334	212,523
Total operating expenses	5,995,813	2,270,277	2,418,331	-	4,688,608	1,307,205
Loss from operations	(1,829,932)	(426,803)	(476,272)	-	(903,075)	(926,857)
Other income (expense)
Interest income	1,062	-	23,807	-	23,807	(22,745)
Financing costs	(269,186)	(159,255)	- (a)	(116,639)	(275,894)	6,708
Interest expense	(447,596)	(205,022)	- (b)	(15,403)	(220,425)	(227,171)
Loss on extinguishment of debt	(948,856)	-	-	-	-	(948,856)
Write-off of acquisition receivable	(809,000)	-	-	-	-	(809,000)
Change in fair value of warrant	(2,127,656)	2,600	-	-	2,600	(2,130,256)
Other income	5,263	45,218	7,200	-	52,418	(47,155)
Total other income (expense)	(4,595,969)	(316,459)	31,007	(129,442)	(325,768)	(4,178,475)
Net loss before income taxes	(6,425,901)	(743,262)	(445,265)	(205,832)	(1,381,711)	(5,105,332)
Income tax benefit	1,123,953	-	-	-		1,123,953
Net loss	$(5,301,948)	$(743,262)	$(445,265)	$(205,832)	$(1,381,711)	$3,981,953)

Notes

(a)	Reflects amortization of costs associated with acquisition debt as follows:
	Amortization of the cost of shares issued in acquisition	$34,375
	Amortization of the cost of warrants issued in acquisition	82,264
	Total	$116,639

(b)	Amortization of discount on note to seller	$15,403

Product sales, net. Our product sales were $24,962,209 for the six months ended June 30, 2020, as compared to $23,492,781 for the six months ended June 30, 2019, an increase of $1,469,428, or 6.3%, which included $10,545,880 for our successor from April 6, 2019 to June 30, 2019 and $12,946,901 for our predecessor from January 1, 2019 to April 5, 2019. The increase is due to increased sales volume to meet appliance and furniture demand resulting from increased advertising, which has a direct impact on customer orders and shipped sales. In the first three months, sales were affected by working capital issues, which delayed the timing of ordering product to fulfill customer orders resulting in increased order cancellations. Late in the second quarter of 2020, we suffered delays in getting products from manufacturers whose production facilities were closed because of the coronavirus pandemic. The lack of available products resulted in some cancellations of customer orders.

Our revenue by sales type is as follows:

	Six Months Ended June 30,
	2020 Successor	2019 Successor	2019 Predecessor	2019 Total
Appliance sales	$19,335,110	$8,395,603	$9,838,232	$18,233,835
Furniture sales	4,050,163	1,557,813	2,468,818	4,026,631
Other sales	1,576,936	592,464	639,851	1,232,315
Total	$24,962,209	$10,545,880	$12,946,901	$23,492,781

Cost of goods sold. Our cost of goods sold was $20,796,328 for the six months ended June 30, 2020, as compared to $19,707,248 for the six months ended June 30, 2019, an increase of $1,089,080, or 5.5%, which included $8,702,406 for our successor from April 6, 2019 to June 30, 2019 and $11,004,842 for our predecessor from January 1, 2019 to April 5, 2019. As a percentage of net sales, cost of sales declined from 83.9% in the 2019 period to 83.3% in the 2020 period. Prior to the acquisition in April 2019, we made adjustments to cost of sales in March 2019 that related to 2018. Had the adjustments been made in 2018, cost of sales would have been 82.6% in the 2019 period. The remaining difference is attributable to product mix and other normal variables.

Personnel expenses. Our personnel expenses were $2,351,673 for the six months ended June 30, 2020, as compared to $1,800,144 for the six months ended June 30, 2019, an increase of $551,529, or 31%, which included $886,225 for our successor from April 6, 2019 to June 30, 2019 and $913,919 for our predecessor from January 1, 2019 to April 5, 2019. The increase is the result of hiring additional senior management and other staff needed for increased customer demand for our products, and the accrual of $359,216 as the present value of a severance contract payable to our former president.

Advertising expenses. Our advertising expenses were $1,558,343 for the six months ended June 30, 2020, as compared to $1,239,498 for the six months ended June 30, 2019, an increase of $318,845, or 26%, which included $525,222 for our successor from April 6, 2019 to June 30, 2019 and $714,276 for our predecessor from January 1, 2019 to April 5, 2019. The increase relates to an increase in advertising spending to drive traffic to our website.

Bank and credit card fees. Our bank and credit card fees were $699,309 for the six months ended June 30, 2020, as compared to $561,520 for the six months ended June 30, 2019, an increase of $137,789, or 25%, which included $232,273 for our successor from April 6, 2019 to June 30, 2019 and $329,247 for our predecessor from January 1, 2019 to April 5, 2019. These fees are based on sales, so the increase was due to the increase in revenue.

General and administrative expenses. Our general and administrative expenses were $1,202,857 for the six months ended June 30, 2020, as compared to $990,334 for the six months ended June 30, 2019, an increase of 212,523, or 22%, which included $539,120 for our successor from April 6, 2019 to June 30, 2019 and $416,448 for our predecessor from January 1, 2019 to April 5, 2019. The primary increases are professional fees for audits, consulting fees to upgrade our online shopping cart, fees to the Manager under the offsetting management services agreement described below, and other consulting fees.

Total other income (expense). We had $4,595,969 in total other expense, net, for the six months ended June 30, 2020, as compared to total other expense, net, of $285,452 for the six months ended June 30, 2019, which included expenses of $316,459 for our successor from April 6, 2019 to June 30, 2019 and income of $31,007 for our predecessor from January 1, 2019 to April 5, 2019. Total other expense, net, for the six months ended June 30, 2020 consisted of interest expense of $447,596, financing costs of $269,186, loss on debt modification and extinguishment of $948,856, loss on acquisition working capital receivable of $809,000, and change in the warrant liability of $2,127,656, offset by interest income of $1,062 and other income of $5,263, while other expense for the six months ended June 30, 2019 consisted of financing costs of $275,894 and interest expense, net, of $220,425, offset by a change in warrant liability of $2,600, interest income of $23,807 and other income of $52,418.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $5,301,948 for the six months ended June 30, 2020, as compared to $1,188,527 for the six months ended June 30, 2019, an increase of $4,113,421, or 346%, which included $743,262 for our successor from April 6, 2019 to June 30, 2019 and $445,265 for our predecessor from January 1, 2019 to April 5, 2019. The net loss for the six months ended June 30, 2020 was affected by (i) a loss on early extinguishment of debt of $948,856, (ii) a write-off of acquisition receivable of $809,000 and (iii) a non-cash charge to change in warrant liability expense of $2,127,656. These three non-cash charges equal $3,885,512, in the aggregate. Excluding these three non-cash charges, the non-GAAP net loss before income taxes for the six months ended June 30, 2020 was $2,540,389, as compared to the reported net loss before income taxes of $6,425,901.

Non-GAAP to GAAP Reconciliation

This report contains financial measures that are not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). The non-GAAP financial measures are net loss before taxes excluding the following non-cash charges (i) a loss on extinguishment of debt of $948,856, (ii) a write-off of acquisition receivable of $809,000 and (iii) a non-cash charge to change in warrant liability expense of $2,127,656.

The non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Management, however, believes that these non-GAAP financial measures, when used in conjunction with the results presented in accordance with GAAP, may provide a more complete understanding of our results and may facilitate a fuller analysis of our results, particularly in evaluating performance from one period to another. Management has chosen to provide this supplemental information to investors, analysts, and other interested parties to enable them to perform additional analyses of results and to illustrate the results giving effect to the non-GAAP adjustments shown in the reconciliation described in the next paragraph. Furthermore, the economic substance behind our decision to use such non-GAAP measures is that such measures approximate our controllable operating performance more closely than the most directly comparable GAAP financial measures. Management strongly encourages investors to review our financial statements and publicly filed reports in their entirety and cautions investors that the non-GAAP measures used by us may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

The following tables provide a reconciliation of the non-GAAP measures disclosed above to the comparable GAAP measure.

	Three Months Ended June 30, 2020
	GAAP	Elimination of Non-Cash Charges		Non-GAAP
Loss from operations	$(514,799)		$-	$(514,799)
Other income (expense)
Interest income	1,062		-	1,062
Financing costs	(74,504)		-	(74,504)
Interest expense	(234,908)		-	(234,908)
Loss on extinguishment of debt	(948,856)		(948,856)	-
Write-off of acquisition receivable	(809,000)		(809,000)	-
Change in fair value of warrant liability	(2,127,656)		(2,127,656)	-
Other income (expense)	2,880		-	2,880
Total other income (expense)	(4,190,982)		3,885,512	(305,470)
Net loss before income taxes	$(4,705,781)	$		$(820,269)

	Six Months Ended June 30, 2020
	GAAP	Elimination of Non-Cash Charges		Non-GAAP
Loss from operations	$(1,829,932)		$-	$(1,829,932)
Other income (expense)
Interest income	1,062		-	1,062
Financing costs	(269,186)		-	(269,186)
Interest expense	(447,596)		-	(447,596)
Loss on extinguishment of debt	(948,856)		(948,856)	-
Write-off of acquisition receivable	(809,000)		(809,000)	-
Change in fair value of warrant liability	(2,127,656)		(2,127,656)	-
Other income (expense)	5,263		-	5,263
Total other income (expense)	(4,595,969)		3,885,512	(710,457)
Net loss before income taxes	$(6,425,901)	$		$(2,540,389)

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $3,555,946. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and equity contributions by our stockholders.

We believe that our current levels of cash will be sufficient to meet our anticipated cash needs for our operations for at least the next 12 months. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

At June 30, 2020, we did not meet certain loan covenants under the loan and security agreements with Burnley and SBCC described below. The agreements require compliance with the following ratios of earnings before interest, taxes, depreciation, and amortization to outstanding debt amounts for the twelve-month period ended June 30, 2020. The table below shows the required ratio and actual ratio for such period.

Covenant	Actual Ratio	Required Ratio
Total debt ratio	(2.9)x	4.0x
Senior debt ratio	(0.7)x	1.5x
Interest coverage ratio	(1.2)x	1.0x

In addition, we were not in compliance with a requirement with respect to the liquidity ratio, which is the ratio of cash and available borrowings to customer deposits. At June 30, 2020, the actual ratio was 0.36x compared to a requirement of 1.0x.

Accordingly, at June 30, 2020, we were in default on these loan and security agreements (though we remained current in our payments) and have classified such debt as a current liability.

There are no cross-default provisions that would require any other long-term liabilities to be classified as current. Although we have defaulted under the 9% subordinated promissory note described below as the result of our failure to make payments thereunder from and after August 27, 2019, the date that Burnley notified us that we are in technical default under its loan and security agreement, Burnley’s notice also stated that pursuant to the subordination agreement, dated April 5, 2019, between Burnley and Goedeker, no payment can be made under the note so long as our default relating to Burnley’s loan continues. Therefore, notwithstanding the default, Goedeker has no right to accelerate the note because, in addition to the subordination agreement which otherwise would have permitted acceleration, the note itself also has specific subordination provisions that prohibit such acceleration. Since Goedeker does not currently have the right to accelerate the note, we have classified all amounts other than the currently due portion of the note as long-term liabilities.

Upon closing of the IPO on August 4, 2020, we repaid the loans from Burnley and SBCC in full.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Six Months Ended June 30,	Six Months Ended June 30, 2019
	2020 Successor	2019 Successor	2019 Predecessor	2019 Total
Net cash provided by (used in) operating activities	$3,852,042	$(2,117,345)	$611,268	$(1,506,077)
Net cash used in investing activities	(7,000)	-	-	-
Net cash provided by (used in) financing activities	(353,566)	2,288,065	-	2,288,065
Net change in cash	$3,491,476	$170,270	$611,268	$781,988

Our net cash provided by operating activities was $3,852,042 for the six months ended June 30, 2020, as compared to net cash used in operating activities of $1,506,077 for the six months ended June 30, 2019, which included net cash used in operating activities of $2,117,345 for our successor from April 6, 2019 to June 30, 2019 and net cash provided by operating activities of $611,268 for our predecessor from January 1, 2019 to April 5, 2019. The increase in net cash used in operating activities is primarily due the increase in our net loss and a decrease in vendor deposits.

Our net cash used in investing activities was $7,000 for the six months ended June 30, 2020, which consisted entirely of purchases of property and equipment. We had no investing activities for the six months ended June 30, 2019.

Our net cash used in financing activities was $353,566 for the six months ended June 30, 2020, as compared to net cash used by financing activities of $2,288,065 for the six months ended June 30, 2019, all of which was during the period from April 6, 2019 to June 30, 2019. Net cash used in financing activities for the six months ended June 30, 2020 consisted of net payments on lines of credit of $814,492 and repayment on notes payable of $187,500, offset by proceeds from the PPP loan described below of $642,600, while net cash provided financing activities for the six months ended June 30, 2019 consisted of net borrowings from lines of credit of $591,315, proceeds from notes payable of $1,500,000, and proceeds from convertible notes payable of $650,000, offset by repayments on notes payable of $93,750 and cash paid for financing costs of $359,500.

Revolving Loan - Burnley

On April 5, 2019, the Company, as borrower, and the Company’s parent company at such time, 1847 Goedeker Holdco Inc. (“Holdco”), entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base (as defined in the loan and security agreement) or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. In connection with the closing of the acquisition of Goedeker on April 5, 2019, the Company borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. As of June 30, 2020, there was $232,000 available for borrowing and the balance of the line of credit was $456,104, comprised of principal of $524,938 and net of unamortized debt issuance costs of $68,834.

As noted above, as of June 30, 2020, the Company was in technical, not payment default, on this loan and security agreement and classified such debt as a current liability.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the loan in full and the loan and security agreement was terminated. The total payoff amount was $118,194, consisting of principal of $32,350 interest of $42 and prepayment, legal, and other fees of $85,802.

Revolving Loan - Northpoint

On June 24, 2019, the Company, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC, which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by the Company of inventory at an interest rate of LIBOR plus 7.99%. The Company terminated the loan and security agreement on May 18, 2020 and there is no outstanding balance as of June 30, 2020.

Term Loan - SBCC

On April 5, 2019, the Company, as borrower, and Holdco entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which the Company issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of the Company equal to 5.0% of the outstanding equity securities of the Company on a fully-diluted basis for an aggregate price equal to $100. The Company classified the warrant as a derivative liability on the balance sheet of $2,250,000 based on the estimated value of the warrants in the IPO. The increase in the value of the warrant from the estimated value of $122,344 at March 31, 2020 resulted in a charge of $2,127,656. The balance of the note amounts to $877,603 as of June 30, 2020, comprised of principal of $1,130,826, capitalized PIK interest of $27,476 and net of unamortized warrant feature of $158,321 and unamortized debt discount of $122,375.

As noted above, as of June 30, 2020, the Company was in technical, not payment default, on this loan and security agreement and classified such debt as a current liability.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the loan in full and the loan and security agreement was terminated. The total payoff amount was $1,122,412 consisting of principal of $1,066,640, interest of $11,773 and prepayment, legal, and other fees of $43,999. In addition, SBCC converted the warrant into 250,000 shares of our common stock.

Secured Convertible Promissory Note

On April 5, 2019, the Company’s parent company, 1847 Holdings LLC (“1847 Holdings”), Holdco and the Company (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286. As additional consideration for the purchase of the note, (i) 1847 Holdings issued to Leonite 50,000 common shares, (ii) 1847 Holdings issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in Holdco.

On May 11, 2020, 1847 and Leonite entered into a first amendment to secured convertible promissory note, pursuant to which the parties agreed (i) to extend the maturity date of the note to October 5, 2020, (ii) that 1847’s failure to repay the note on the original maturity date of April 5, 2020 shall not constitute and event of default under the note and (iii) to increase the principal amount of the note by $207,145, as a forbearance fee.

In connection with the amendment, (i) 1847 Holdings issued to Leonite another five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis and (ii) upon closing of 1847 Holdings’ acquisition of Asien’s Appliance, Inc., 1847 Holdings’ wholly owned subsidiary 1847 Asien Inc. issued to Leonite shares of common stock equal to a 5% interest in 1847 Asien Inc.

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Furthermore, 1847 Holdings issued 50,000 common shares valued at $137,500 and a debt-discount related to the warrants valued at $292,673. In the second quarter of 2020, the $137,500 value of the shares was transferred from a liability to 1847 Holdings to additional paid-in-capital. The Company amortized $129,343 of financing costs related to the shares and warrants in the six months ended June 30, 2020.

Under the note, Leonite has the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares or any shares of capital stock or other securities of 1847 Holdings into which such common shares may be changed or reclassified.

On May 4, 2020, Leonite converted $100,000 of the outstanding balance of the note into 100,000 common shares of 1847 Holdings. On July 24, 2020, Leonite converted $50,000 of the outstanding balance of the note into 50,000 common shares of 1847 Holdings.

The remaining net balance of the note at June 30, 2020 is $821,431. As a result of the activity on this note, $948,856 was recorded as loss on extinguishment of debt.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the note in full. The total payoff amount was $780,653, consisting of principal of $771,431 and interest of $9,222.

9% Subordinated Promissory Note

A portion of the purchase price for the acquisition of the assets of Goedeker was paid by the issuance by the Company to Steve Goedeker, as representative of Goedeker, of a 9% subordinated promissory note in the principal amount of $4,100,000. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2024. The remaining balance of the note at June 30, 2020 is $3,416,226 comprised of principal of $3,930,293, net of unamortized debt discount of $354,276 and loan costs of $159,791.

On June 2, 2020, the parties entered into an amendment and restatement of the note that became effective as of the closing of the IPO on August 4, 2020, pursuant to which (i) the principal amount of the existing note was increased by $250,000, (ii) upon the closing of the IPO, the Company agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note was increased from 9% to 12%. The Company also agreed to grant to the sellers, Goedeker, Steve Goedeker and Mike Goedeker, a security interest in all of the assets of the Company to secure its obligations under the amended and restated note and entered into a security agreement with them that became effective upon the closing of the IPO.

The Company has the right to redeem all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default, including in the event of (i) non-payment, (ii) a default by the Company of any of its covenants under the asset purchase agreement or any other agreement entered into in connection with the asset purchase agreement, or a breach of any of representations or warranties under such documents, or (iii) the bankruptcy of the Company. The note also contains a cross default provision which provides that if there occurs with respect to the revolving loan with Burnley or the term loan with SBCC (A) a default with respect to any payment obligation thereunder that entitles the holder thereof to declare such indebtedness to be due and payable prior to its stated maturity or (B) any other default thereunder that entitles, and has caused, the holder thereof to declare such indebtedness to be due and payable prior to maturity. Since the defaults under the loans with Burnley and SBCC are not payment defaults, they fall under clause (B) above and would require Burnley or SBCC to accelerate the payment of indebtedness under their notes (which they have not done) before the cross default provisions would result in a default under this note.

As stated above, although the Company has defaulted under this note, Goedeker has no right to accelerate the note because the note has specific subordination provisions that prohibit such acceleration.

In accordance with the terms of the amended and restated note that became effective upon closing of the IPO on August 4, 2020, the Company used a portion of the proceeds from the IPO to pay $1,083,842 of the balance of the note representing a $696,204 reduction in the principal balance and interest accrued through August 4, 2020 of $387,638.

Paycheck Protection Program Loan

On April 8, 2020, the Company received a $642,600 Paycheck Protection Program (the “PPP”) loan from the United States Small Business Administration (the “SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the proceeds from the PPP loan for qualifying expenses and to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act. The Company has classified $284,411 of the PPP loan as a current liability and $358,189 as a long-term liability pending classification of the final loan terms by the SBA.

Contractual Obligations

Offsetting Management Services Agreement

On April 5, 2019, we entered into an offsetting management services agreement with 1847 Partners LLC (the “Manager”), which also serves as the manager for 1847 Holdings. This agreement was amended on April 21, 2020 with the amendment becoming effective at the closing of IPO on August 4, 2020. Pursuant to the offsetting management services agreement, as amended, we appointed the Manager to provide certain services to us for a quarterly management fee equal to $62,500. Under certain circumstances specified in the offsetting management services agreement, our quarterly fee may be reduced if similar fees payable to the Manager by other subsidiaries of 1847 Holdings exceed a threshold amount.

Pursuant to the offsetting management services agreement, we must also reimburse the Manager for all costs and expenses which are specifically approved by our board of directors, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on our behalf in connection with performing services under the offsetting management services agreement.

The services provided by the Manager include: conducting general and administrative supervision and oversight of our day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to our business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines.

The Company expensed $125,000 and $58,790 in management fees for the six months ended June 30, 2020 and 2019, respectively. Payment of the management fee is subordinated to the payment of interest on the 9% subordinated promissory note, such that no payment of the management fee may be made if the Company is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on the Company being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or the earn out payments described below, the annual management fee shall be capped at $250,000. The rights of the Manager to receive payments under the offsetting management services agreement were also subordinate to the rights of Burnley and SBCC under separate subordination agreements that the Manager entered into with Burnley and SBCC on April 5, 2019. Accordingly, $188,653 due the Manager is classified as an accrued liability as of June 30, 2020.

Earn Out Payments

Pursuant to the asset purchase agreement with Goedeker, it is also entitled to receive the following earn out payments to the extent that our business achieves the applicable EBITDA (as defined in the asset purchase agreement) targets:

1.	An earn out payment of $200,000 if the EBITDA of our business for the trailing twelve (12) month period from the closing date is $2,500,000 or greater;

2.	An earn out payment of $200,000 if the EBITDA of our business for the trailing twelve (12) month period from the first anniversary of closing date is $2,500,000 or greater; and

3.	An earn out payment of $200,000 if the EBITDA of our business for the trailing twelve (12) month period from the second anniversary of the closing date is $2,500,000 or greater.

To the extent the EBITDA of our business for any applicable period is less than $2,500,000 but greater than $1,500,000, we must pay a partial earn out payment to Goedeker in an amount equal to the product determined by multiplying (i) the EBITDA Achievement Percentage by (ii) the applicable earn out payment for such period, where the “Achievement Percentage” is the percentage determined by dividing (A) the amount of (i) the EBITDA of our business for the applicable period less (ii) $1,500,000, by (B) $1,000,000. For avoidance of doubt, no partial earn out payments shall be earned or paid to the extent the EBITDA of our business for any applicable period is equal or less than $1,500,000. For the trailing twelve (12) month period from the closing date, EBITDA was $(2,825,000) so Goedeker is not entitled to an earn our payment for that period.

To the extent Goedeker is entitled to all or a portion of an earn out payment, the applicable earn out payment(s) (or portion thereof) shall be paid on the date that is three (3) years from the closing date, and shall accrue interest from the date on which it is determined Goedeker is entitled to such earn out payment (or portion thereof) at a rate equal to five percent (5%) per annum, computed on the basis of a 360 day year for the actual number of days elapsed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our company. The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition and Cost of Revenue

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. The Company’s adoption of this ASU resulted in no change to the Company’s results of operations or balance sheet.

The Company collects the full sales price from the customer at the time the order is placed. The Company does not incur incremental costs obtaining purchase orders from customers, however, if the Company did, because all the Company’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

The revenue that the Company recognizes arises from orders it receives from its customers. The Company’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed.

Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, the Company’s products, which generally occurs when the customer assumes the risk of loss. The risk of loss shifts to the customer at different times depending on the method of delivery. The Company delivers products to its customers in three possible ways. The first way is through a shipment of the products through a third-party carrier from the Company’s warehouse to the customer (a “Company Shipment”). The second way is through a shipment of the products through a third-party carrier from a warehouse other than the Company’s warehouse to the customer (a “Drop Shipment”) and the third way is where the Company itself delivers the products to the customer and often also installs the product (a “Local Delivery”). In the case of a Local Delivery, the Company loads the product on to its own truck and delivers and installs the product at the customer’s location. When a product is delivered through a Local Delivery, risk of loss passes to the customer at the time of installation and revenue is recognized upon installation at the customer’s location. In the case of a Company Shipment and a Drop Shipment, the delivery to the customer is made free on board, or FOB, shipping point (whether from the Company’s warehouse or a third party’s warehouse). Therefore, risk of loss and title transfers to the customer once the products are shipped (i.e., leaves the Company’s warehouse or a third-party’s warehouse). After shipment and prior to delivery, the customer is able to redirect the product to a different destination, which demonstrates the customer’s control over the product once shipped. Once the risk of loss has shifted to the customer, the Company has satisfied its performance obligation and the Company recognizes revenue.

The Company agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In the Company’s contracts with customers, it allocates the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax the Company collects concurrently with revenue-producing activities are excluded from revenue.

If the Company continued to apply legacy revenue recognition guidance for the six months ended June 30, 2020 and 2019, revenues, gross margin, and net loss would not have changed.

Cost of revenue includes the cost of purchased merchandise plus the cost of shipping merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors.

Substantially all the Company’s sales are to individual retail consumers.

Shipping and Handling ‒ The Company bills its customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Disaggregated Revenue ‒ The Company disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Receivables

Receivables consist of credit card transactions in the process of settlement. Vendor rebates receivable represent amounts due from manufacturers from whom the Company purchases products. Rebates receivable are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on the Company’s assessment of the credit history with its manufacturers, it has concluded that there should be no allowance for uncollectible accounts. The Company historically collects substantially all of its outstanding rebates receivables. Uncollectible balances are expensed in the period it is determined to be uncollectible.

Merchandise Inventory

Inventory consists of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on an average item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions.

Property and Equipment

Property and equipment is stated at the historical cost. Maintenance and repairs of property and equipment are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Useful Life (Years)
Machinery and equipment	5
Office equipment	5
Vehicles	5

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair values of intangible assets are compared against their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

Acquired identifiable intangible assets are amortized over the following periods:

Acquired Intangible Asset	Amortization Basis	Expected Life (Years)
Customer related	Straight-line	15
Marketing related	Straight-line	5

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize right-of-use (“ROU”) assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. The Company adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for all of the Company’s lease agreements with original terms of greater than one year. The adoption of ASC 842 did not have a significant impact on the Company’s statements of income or cash flows. See Note 13 for the required disclosures relating to the Company’s lease agreements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017. ASU 2018-02 became effective for the Company on January 1, 2019 and resulted in a decrease of approximately $748,000 to retained earnings due to the reclassification from AOCI of the effect of the corporate income tax rate change on our cash flow hedges. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s financial statements.

Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company will modify its disclosures beginning in the first quarter of 2020 to conform to this guidance. The Company does not expect the adoption of this standard and the associated changes to its disclosures to have a material impact to the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company currently believes that all other issued and not yet effective accounting standards are not relevant to the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2020. Based on that evaluation, and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim financial statements for the periods covered by and included in this report fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness

Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  In connection our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, we identified a material weakness in our internal control over financial reporting. We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. These control deficiencies contributed to the following material weakness:

●	We did not design and maintain adequate controls over the preparation and review of certain account reconciliations and journal entries. Specifically, we did not design and maintain controls to ensure (i) the appropriate segregation of duties in the preparation and review of account reconciliations and journal entries and (ii) account reconciliations and journal entries were reviewed at the appropriate level of precision.

The control deficiencies described above did not result in a misstatement to the unaudited interim financial statements for the periods covered by and included in this report. However, the control deficiencies described above, if not remediated, could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute a material weakness.

We have concluded that this material weakness arose because, as a private company prior to August 2020, we did not have the necessary business processes, systems, personnel and related internal controls. In 2020, we undertook measures to address material weaknesses in our internal controls. In particular, we (i) hired additional finance and accounting personnel with expertise in preparation of financial statements and account reconciliations and (ii) further developed and documented our accounting policies. In addition, we will continue to take steps to remediate this material weakness, including:

●	continuing to hire, additional qualified accounting and financial reporting personnel with public company experience;

●	providing additional training for our personnel on internal control over financial reporting;

●	implementing new financial systems and processes;

●	implementing additional review controls and processes and requiring timely account reconciliation and analyses;

●	implementing processes and controls to better identify and manage segregation of duties; and

●	engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting. Except as otherwise described herein, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended June 30, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of shares of our common stock during the three months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)
3.2	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)
4.1	Warrant to Purchase Company Shares issued by 1847 Goedeker Inc. to Small Business Community Capital II, L.P. on April 5, 2019 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on April 22, 2020)
4.2	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2020)
10.1	Amendment No. 1 to Management Services Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.2	First Amendment to Secured Convertible Promissory Note, dated May 11, 2020, among 1847 Holdings LLC, 1847 Goedeker Holdco Inc. and 1847 Goedeker Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.32 to the Amendment No. 4 to Registration Statement on Form S-1/A filed on June 4, 2020)
10.3	Letter Agreement, dated June 2, 2020, between 1847 Goedeker Inc. and Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.33 to the Amendment No. 4 to Registration Statement on Form S-1/A filed on June 4, 2020)
10.4	Amendment to Letter Agreement, dated July 16, 2020, between 1847 Goedeker Inc. and Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.38 to the Amendment No. 4 to Registration Statement on Form S-1/A filed on July 16, 2020)
10.5	Settlement Agreement, dated June 2, 2020, among 1847 Goedeker Holdco Inc., 1847 Goedeker Inc., Goedeker Television Co., Steve Goedeker and Mike Goedeker (incorporated by reference to Exhibit 10.34 to the Amendment No. 4 to Registration Statement on Form S-1/A filed on June 4, 2020)
10.6	12% Amended and Restated Promissory Note issued by 1847 Goedeker Inc. to Steve Goedeker, in his capacity as the Seller’s Representative, on June 2, 2020 (incorporated by reference to Exhibit 10.35 to the Amendment No. 4 to Registration Statement on Form S-1/A filed on June 4, 2020)
10.7	Security Agreement, dated June 2, 2020, between 1847 Goedeker Inc. and Steve Goedeker, in his capacity as the Seller’s Representative (incorporated by reference to Exhibit 10.36 to the Amendment No. 4 to Registration Statement on Form S-1/A filed on June 4, 2020)
10.9	Amendment to Employment Letter Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and Douglas T. Moore (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.10	Employment Letter Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and Robert D. Barry (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.11	1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to the Amendment No. 4 to Registration Statement on Form S-1/A filed on July 16, 2020)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2020	1847 GOEDEKER INC.

/s/ Douglas T. Moore
Name: Douglas T. Moore
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Barry
Name: Robert D. Barry
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)