Form 10-Q
period 2020-09-30
1847 Goedeker Inc.
filed 2020-11-16
CIK 1810140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of November 13, 2020, there were 6,111,200 shares of the registrant’s common stock issued and outstanding.

1847 GOEDEKER INC.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2020

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

1847 GOEDEKER INC.

UNAUDITED FINANCIAL STATEMENTS

Page

Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	2
Statements of Operations for the Three and Nine Months Ended September 30, 2020, for the Three Months Ended September 30, 2019, and the Period from April 6, 2019 to September 30, 2019 (Successor), and for the Period from January 1, 2019 to April 5, 2019 (Predecessor) (unaudited)	3
Statement of Stockholders’ Equity for Predecessor for the Period from January 1, 2019 to April 5, 2019 (unaudited)	4
Statement of Stockholders’ Equity (Defecit) for Successor for the Period from April 6, 2019 to September 30, 2019 and for Nine Months Ended September 30, 2020 (unaudited)	5
Statements of Cash Flows for the Nine Months Ended September 30, 2020 and the Period from April 6, 2019 to September 30, 2019 (Successor) and for the Period from January 1, 2019 to April 5, 2019 (Predecessor) (unaudited)	6
Notes to Financial Statements	7

1847 GOEDEKER INC.

CONDENSED BALANCE SHEETS

	September, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,466,981	$64,470
Restricted cash	8,912,367	-
Receivables	1,219,455	1,862,086
Vendor deposits	547,648	294,960
Merchandise inventory, net	3,086,873	1,380,090
Prepaid expenses and other current assets	1,073,253	892,796
Total Current Assets	18,306,577	4,494,402
Property and equipment, net	202,402	185,606
Operating lease right-of-use assets	1,686,423	2,000,755
Goodwill	5,097,752	4,976,016
Intangible assets, net	1,636,195	1,878,844
Deferred tax assets	2,660,432	698,303
Other long-term assets	45,000	45,000
TOTAL ASSETS	$29,634,781	$14,278,926

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$4,371,204	$2,465,220
Customer deposits	17,089,826	4,164,296
Advances, related party	-	137,500
Lines of credit	-	1,250,930
Current portion of notes payable, related parties	-	1,068,075
Current portion of notes payable	1,300,579	999,200
Convertible notes payable	-	584,943
Warrant liability	-	122,344
Current portion of operating lease liabilities	443,469	422,520
Total Current Liabilities	23,205,078	11,215,028
Notes payable, related parties, net of current portion	-	2,232,369
Notes payable, net of current portion	2,684,623	-
Operating lease liabilities, net of current portion	1,242,954	1,578,235
Contingent note payable	49,248	49,248
TOTAL LIABILITIES	27,181,903	15,074,880
Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2020 or December 31, 2019	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized; 6,111,200 and 4,750,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	611	475
Additional paid-in capital	13,484,156	1,271,721
Accumulated deficit	(11,031,889)	(2,068,150)
Total Stockholders’ Equity (Deficit)	2,452,878	(795,954)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,634,781	$14,278,926

The accompanying notes are an integral part of these condensed financial statements

1847 GOEDEKER INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor				Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from April 6, 2019 through September 30, 2019	Period from January 1, 2019 through April 5, 2019
Product sales, net	$13,435,095	$12,202,271	$38,397,304	$22,748,151	$12,946,901
Cost of goods sold	11,264,569	10,183,711	32,060,897	18,886,117	11,004,842
Gross profit	2,170,527	2,018,560	6,336,407	3,862,034	1,942,059

Operating Expenses
Personnel	2,161,929	989,318	4,513,602	1,875,543	913,919
Advertising	1,432,834	696,771	2,991,177	1,221,993	714,276
Bank and credit card fees	574,808	279,412	1,274,117	511,685	329,247
Depreciation and amortization	93,283	11,044	276,914	98,481	9,675
General and administrative	957,703	594,916	2,160,560	1,134036	451,214
Total Operating Expenses	5,220,557	2,571,461	11,216,370	4,841,738	2,418,331

LOSS FROM OPERATIONS	(3,050,031)	(552,901)	(4,879,963)	(979,704)	(476,272)

Other Income (Expense)
Interest income	1,418	-	2,480	-	23,807
Financing costs	(488,460)	(165,097)	(757,646)	(324,352)	-
Interest expense	(157,312)	(182,772)	(604,908)	(387,794)	-
Loss on extinguishment of debt	(807,239)	-	(1,756,095)	-	-
Write-off of acquisition receivable	-	-	(809,000)	-	-
Change in fair value of warrant liability	-	54,500	(2,127,656)	57,100	-
Other income (expense)	1,657	(35,388)	6,920	9,830	7,200
Total Other Income (Expense)	(1,449,936)	(328,757)	(6,045,905)	(645,216)	31,007

NET LOSS BEFORE INCOME TAXES	(4,499,967)	(881,658)	(10,925,868)	(1,624,920)	(445,265)

INCOME TAX BENEFIT	838,176	-	1,962,129	-	-

NET LOSS	$(3,661,791)	$(881,658)	$(8,963,739)	$(1,624,920)	$(445,265)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.65)	$(0.19)	$(1.77)	$(0.34)	$(63.61)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,667,330	4,750,000	5,059,137	4,750,000	7,000

The accompanying notes are an integral part of these condensed financial statements

1847 GOEDEKER INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (PREDECESSOR)

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholder’s
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2018	7,000	$7,000	$707,049	$2,684,628	$3,398,677
Net loss for the period from January 1, 2019 through April 5, 2019	-	-	-	(445,265)	(445,265)
Balance, April 5, 2019	7,000	$7,000	$707,049	$2,239,263	$2,953,412

The accompanying notes are an integral part of these condensed financial statements

1847 GOEDEKER INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (SUCCESSOR)

(UNAUDITED)

For the Period from April 6, 2019 through September 30, 2019

			Additional		Total Stockholder’s
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, April 6, 2019	-	$-	$-	$-	$-
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	475	979,048	-	979,523
Issuance of warrants in connection with notes payable	-	-	292,673	-	292,673
Net loss for the period from April 6, 2019 through June 30, 2019	-	-	-	(743,262)	(743,262)
Balance, June 30, 2019	4,750,000	$475	$1,271,721	$(743,262)	$528,934
Net loss	-	-	-	(881,658)	(881,658)
Balance, September 30, 2019	4,750,000	$475	$1,271,721	$(1,624,920)	$(352,724)

For the Nine Months Ended September 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	4,750,000	$475	$1,271,721	$(2,068,150)	$(795,954)
Net loss	-	-	-	(1,285,120)	(1,285,120)
Balance, March 31, 2020	4,750,000	$475	$1,271,721	$(3,353,270)	$(2,081,074)
Issuance of 1847 Holdings warrants in connection with notes payable	-	-	566,711	-	566,711
Forgiveness of related party debt	-	-	137,500	-	137,500
Issuance of 1847 Holdings shares in connection with conversion of notes payable	-	-	275,000	-	275,000
Net loss	-	-	-	(4,016,828)	(4,016,828)
Balance, June 30, 2020	4,750,000	$475	$2,250,932	$(7,370,098)	$(5,118,691)
Issuance of common stock for cash	1,111,200	111	8,602,055	-	8,602,166
Issuance of common stock in connection with exercise of warrant	250,000	25	2,249,975	-	2,250,000
Issuance of options	-	-	281,194	-	281,194
Issuance of 1847 Holdings shares in connection with conversion of notes payable	-	-	100,000	-	100,000
Net loss	-	-	-	(3,661,791)	(3,661,791)
Balance, September 30, 2020	6,111,200	$611	$13,484,156	$(11,031,889)	$2,452,878

The accompanying notes are an integral part of these condensed financial statements

1847 GOEDEKER INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor		Predecessor
	Nine Months Ended September 30, 2020	Period from April 6, 2019 through September 30, 2019	Period from January 1, 2019 through April 5, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,963,739)	$(1,624,779)	$(445,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	276,912	98,481	9,675
Amortization of finance costs	676,711	324,351	-
Loss on extinguishment of debt	1,756,095	-	-
Write-off of acquisition receivable	809,000	-	-
Stock-based compensation	281,194	-	-
Change in fair value of warrant liability	2,127,656	(57,100)	-
Changes in operating assets and liabilities:
Receivables	520,895	(778,536)	1,730,079
Vendor deposits	(252,688)	-	(73,770)
Merchandise inventory	(1,706,783)	190,569	595,466
Prepaid expenses and other assets	(989,457)	(105,397)	2,784
Change in operating lease right-of-use assets	314,332	197,936	-
Deferred tax assets	(1,962,129)	-	-
Accounts payable and accrued expenses	1,884,781	(85,192)	196,565
Customer deposits	12,925,530	742,922	(1,404,266)
Operating lease liabilities	(314,332)	(197,936)	-
Net cash provided by (used in) operating activities	7,383,978	(1,294,681)	611,268
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Goedeker Television Co.	-	(1,232,132)	-
Purchases of property and equipment	(51,060)	(11,874)	-
Net cash used in investing activities	(51,060)	(1,244,006)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net	8,602,166	-	-
Proceeds from note payable	642,600	1,500,000	-
Payments on notes payable	(2,046,667)	(263,457)	-
Proceeds from convertible notes payable	-	650,000	-
Payments on convertible notes payable	(771,431)	-
Net borrowings (payments) on lines of credit	(1,339,430)	1,412,082	-
Cash paid for financing costs	(105,279)	(575,000)	-
Net cash provided by financing activities	4,981,959	2,723,625	-
NET CHANGE IN CASH AND RESTRICTED CASH	12,314,878	184,938	(611,268)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	64,470	-	1,525,693
CASH AND RESTRICTED CASH, END OF PERIOD	$12,379,348	$184,938	$2,136,961

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$819,737	$291,386	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use asset	$-	$2,200,000	$-
Debt discounts on notes payable	$-	$64,286	$-
Warrants in 1847 Holdings contributed on notes payable	$-	$229,244	$-
Warrants in 1847 Holdings contributed on convertible notes payable	$-	$292,673	$-
1847 Holdings common shares contributed on note payable	$-	$137,500	$-
Conversion of debt through issuance of 1847 Holdings common shares	$375,000	$-	$-
Exercise of warrant liability through issuance of 1847 Holdings non-controlling interest	$118,500	$-	$-
Derecognition of related party debt	$137,500	$-	$-
Adjustment to fair value of goodwill based on final purchase price allocation	$121,736	$-	$-
Conversion of warrant liability into common stock	$2,250,000	$-	$-
Issuance of note payable to repay Seller note	$3,500,000	$-	$-

The accompanying notes are an integral part of these condensed financial statements

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Goedeker Inc. (the “Company”) was formed under the laws of the State of Delaware on January 10, 2019 for the sole purpose of acquiring the business of Goedeker Television Co. Prior to the acquisition, the Company did not have any operations other than operations relating to its incorporation and organization.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its financial statements as of September 30, 2020 and has determined that the changes to its significant judgments and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

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

Predecessor and Successor Reporting

The acquisition of Goedeker, as described in Note 1, was accounted for under the acquisition method of accounting in accordance with GAAP. For the purpose of financial reporting, Goedeker was deemed to be the predecessor company and the Company is deemed to be the successor company in accordance with the rules and regulations issued by the Securities and Exchange Commission. The assets and liabilities of Goedeker were recorded at their respective fair values as of the acquisition date. Fair value adjustments related to the transaction are reflected in the books of the Company, resulting in assets and liabilities of the Company being recorded at fair value at April 6, 2019. Therefore, the Company’s financial information prior to the transaction is not comparable to its financial information subsequent to the transaction.

As a result of the impact of pushdown accounting, the financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of a different basis of accounting between the periods presented.

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

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

Restricted cash includes $3,500,000 pledged to secure a note, $100,000 to secure a vendor letter of credit, and $5,312,367 withheld by credit card processors as security for the Company’s customer refund claims and credit card chargebacks. The cash pledged to secure the note payable will be released as the note is repaid, the cash pledged to secure the letter of credit will be released when the vendor offers the Company credit terms, and the cash held by credit card processors will be released at the discretion of the credit card companies ($2,208,712 was released on October 5).

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

The Company collects the full sales price from the customer at the time the order is placed, which is recorded as customer deposits on the accompanying condensed balance sheet. The Company does not incur incremental costs obtaining purchase orders from customers, however, if the Company did, because all the Company’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

If the Company continued to apply legacy revenue recognition guidance for the nine months ended September 30, 2020 and 2019, revenues, gross margin, and net loss would not have changed.

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

The Company’s disaggregated revenue by sales type is as follows:

	Successor				Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from April 6, 2019 through September 30, 2019	Period from January 1, 2019 through April 5, 2019
Appliance sales	$8,991,853	$10,086,490	$28,326,963	$18,535,800	$9,784,525
Furniture sales	3,554,704	1,398,843	7,604,867	2,969,389	2,456,085
Other sales	888,538	716,938	2,465,474	1,242,962	706,291
Total	$13,435,095	$12,202,271	$38,397,304	$22,748,151	$12,946,901

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

Merchandise Inventory

Inventory consists of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on an average item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. Reserves for slow-moving and potentially obsolete inventories was $425,000 as of September 30, 2020 and December 31, 2019.

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

Goodwill

The Company tests its goodwill for impairment at least annually on December 31 and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results.

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and nine months ended September 30, 2020 and 2019.

Intangible Assets

At September 30, 2020 and December 31, 2019, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 5 to 15 years.

The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

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

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2019, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument (see Note 10).

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

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the three and nine months ended September 30, 2020, the potentially dilutive securities were (i) warrants for the purchase of 55,560 shares of common stock issued to affiliates of the underwriter in its initial public offering described below and (ii) options for the purchase of 483,158 shares of common stock. These potentially dilutive securities were excluded from diluted loss per share.

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

For the nine months ended September 30, 2020, the Company incurred operating losses of $4,879,963, cash flows from operations of $7,383,978, and negative working capital of $4,898,501.

Management has prepared estimates of operations for fiscal year 2020 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of the financial statements in the Company’s 10-Q.

On August 4, 2020, the Company completed an initial public offering of its common stock, pursuant to which the Company sold 1,111,200 shares of its common stock, at a purchase price of $9.00 per share, for total gross proceeds of $10,000,800 (the “IPO”). After deducting the underwriting commission and offering expenses, the Company received net proceeds of. $8,602,166. The Company used a portion of the proceeds from this offering to pay off certain debt.

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

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017. ASU 2018-02 became effective for the Company on January 1, 2019 and resulted in a decrease of approximately $748,000 to retained earnings due to the reclassification from AOCI of the effect of the corporate income tax rate change on our cash flow hedges. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted ASU 2018-13 on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s financial statements.

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

Not Yet Adopted

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

Reclassifications

Certain accounts have been reclassified to conform with classifications adopted in the period ended September 30, 2020. Such reclassifications had no effect on net earnings or financial position.

NOTE 3—RECEIVABLES

At September 30, 2020 and December 31, 2019, receivables consisted of the following:

	September 30, 2020	December 31, 2019
Credit card payments in process of settlement	$274,179	$406,838
Vendor rebates receivable	945,276	1,455,248
Total	$1,219,455	$1,862,086

NOTE 4—MERCHANDISE INVENTORY

At September 30, 2020 and December 31, 2019, the inventory balances are composed of:

	September 30, 2020	December 31, 2019
Appliances	$3,205,699	$1,538,552
Furniture	191,310	184,755
Other	114,864	81,783
Total merchandise inventory	3,511,873	1,805,090

Allowance for inventory obsolescence	(425,000)	(425,000)
Merchandise inventory, net	$3,086,873	$1,380,090

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

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

Prior to obtaining an open line of credit with a major vendor, the Company paid in advance for its purchases. The vendor did not ship product to the Company until an order was complete. As a result, the vendor held Company funds. A second vendor uses the Company’s vendor deposit account as collateral. Orders from this vendor exceeded the deposit account and the Company prepaid for some orders. Vendor deposits as of September 30, 2020 and December 31, 2019 were $547,648 and $294,960, respectively.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Equipment	$14,976	$7,376
Warehouse equipment	61,070	29,188
Furniture and fixtures	512	512
Transportation equipment	63,784	63,784
Leasehold improvements	129,203	117,626
Total property and equipment	269,545	218,486
Accumulated depreciation	(67,143)	(32,880)
Property and equipment, net	$202,402	$185,606

Depreciation expense for the nine months ended September 30, 2020, the period April 6, 2019 to September 30, 2019 and the period January 1, 2019 to April 5, 2019 was $34,264, $22,578, and $9,675, respectively.

NOTE 7—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Customer relationships	$749,00	$749,000
Marketing related	1,368,000	1,368,000
Total intangible assets	2,117,000	2,117,000
Accumulated amortization	(480,805)	(238,156)
Intangible assets, net	$1,636,195	$1,878,844

In connection with the acquisition of Goedeker, the Company identified intangible assets of $2,117,000, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 8.5 years. Amortization expense for the nine months ended September 30, 2020, the period April 6, 2019 to September 30, 2019 and the period January 1, 2019 to April 5, 2019 was $242,649, $76,390 and $-0-, respectively.

As of September 30, 2020, the estimated annual amortization expense for each of the next five years is as follows:

2020 (remainder of year)	$80,883
2021	323,532
2022	323,532
2023	323,532
2024	122,132
Thereafter	462,584
Total	$1,636,195

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

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

On June 2, 2020, the Company entered into a settlement agreement with Goedeker, Steve Goedeker, Mike Goedeker and 1847 Holdings LLC, the Company’s parent company at such time (“1847 Holdings”). The settlement agreement and the related transaction documents that are exhibits to the settlement agreement were all signed on June 2, 2020 only became effective upon the closing of the IPO on August 4, 2020. Pursuant to the settlement agreement, the parties entered into an amendment and restatement of the 9% subordinated promissory note described below (see Note 11). In addition, the parties agreed that the arbitration action described above would be settled effective upon the closing of the IPO and that each party to such arbitration action would release all claims that it has against the other parties to such action. As part of the settlement of the arbitration action, the Company agreed that the sellers will not have to pay the $809,000 working capital adjustment amount, which resulted in a loss on write-off of acquisition receivable during the nine months ended September 30, 2020.

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

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

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

The Company determined the fair value of the earnout on the date of acquisition was $81,494. Such amount was recorded as a contingent consideration liability within the accounts payable and accrued expense line item on the balance sheet and is revalued to fair value each reporting period until settled. The year 1 contingent liability of $32,246 was written-off in the year ending December 31, 2019 as the target was not met and the balance of the liability at December 31, 2019 is $49,248. Management reviewed the contingent consideration due at September 30, 2020 and does not believe any adjustments are required at September 30, 2020 or for the nine months then ended.

The fair value of the purchase consideration issued to Goedeker was allocated to the net tangible assets acquired. The Company accounted for the acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net liabilities assumed was approximately $614,337. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill. Provisional goodwill was estimated at $4,976,106 at December 31, 2019 due to the preliminary valuation. During the period ending September 30, 2020, the Company subsequently adjusted the value of goodwill by $121,736 to $5,097,752 based on the finalized purchase price allocation.

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

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 9—LINES OF CREDIT

Burnley Capital LLC

On April 5, 2019, the Company, as borrower, and Holdco entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base (as defined in the loan and security agreement) or (ii) $1,500,000 minus reserves established Burnley at any time in accordance with the loan and security agreement. In connection with the closing of the acquisition of Goedeker on April 5, 2019, the Company borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. As of December 31, 2019, the balance of the line of credit was $571,997.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the revolving note in full and the loan and security agreement was terminated. The total payoff amount was $118,194, consisting of principal of $32,350, interest of $42 and prepayment, legal, and other fees of $85,802.

Northpoint Commercial Finance LLC

On June 24, 2019, the Company, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC, which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by the Company of inventory at an interest rate of LIBOR plus 7.99%. As of December 31, 2019, the balance of the line of credit was $678,993. The Company terminated the loan and security agreement on May 18, 2020 and there is no outstanding balance as of September 30, 2020.

NOTE 10—NOTES PAYABLE AND WARRANT LIABILITY

Arvest Loan

On August 25, 2020, the Company entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3,500,000. As of September 30, 2020, the outstanding balance of this loan is $3,340,602, comprised of principal of $3,446,126, net of unamortized loan costs of $103,524. The Company classified $657,979 as a current liability and the balance as a long-term liability.

The loan matures on August 25, 2025 and bears interest at 3.250% per annum; provided that, upon an event of default, the interest rate shall increase by 6% until paid in full. Pursuant to the terms of the loan agreement, the Company is required to make monthly payments of $63,353 beginning on September 25, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. The Company may prepay the loan in full or in part at any time without penalty. The loan agreement contains customary events of default and affirmative and negative covenants for a loan of this type. The loan is secured by all financial assets credited to the Company’s securities account held by Arvest Investments, Inc.

Maturities of the debt are as follows:

For the years ended December 31,
2020 (remainder of year)	$162,498
2021	663,339
2022	685,222
2023	707,826
2024	731,177
2025	496,064
Total	$3,446,126
Less: Loan costs	(103,524)
Total	$3,342,602

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

PPP Loan

On April 8, 2020, the Company received a $642,600 Paycheck Protection Program (the “PPP”) loan from the United States Small Business Administration under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan has an 18-month term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The balance of the PPP loan was $642,600 as of September 30, 2020 and was classified as a current liability in the accompanying balance sheet. On November 2, 2020, the Company repaid the PPP loan.

Small Business Community Capital II, L.P.

On April 5, 2019, the Company, as borrower, and Holdco entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which the Company issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of the Company equal to 5.0% of the outstanding equity securities of the Company on a fully-diluted basis for an aggregate price equal to $100. As of December 31, 2019, the balance of the note was $999,201.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the term note in full and the loan and security agreement was terminated. The total payoff amount was $1,122,412 consisting of principal of $1,066,640, interest of $11,773 and prepayment, legal, and other fees of $43,999.

The Company classified the warrant as a derivative liability on the balance sheet at June 30, 2020 of $2,250,000 based on the estimated value of the warrant in the IPO. The increase in the value of the warrant from the estimated value of $122,344 at December 31, 2019 resulted in a charge of $2,127,656 during the nine months ended September 30, 2020. Immediately prior to the closing of the IPO on August 4, 2020, SBCC converted the warrant into 250,000 shares of common stock.

NOTE 11—NOTES PAYABLE, RELATED PARTIES

As noted in Note 8, a portion of the purchase price for the acquisition was paid by the issuance by the Company to Steve Goedeker, as representative of Goedeker, of a 9% subordinated promissory note in the principal amount of $4,100,000. As of December 31, 2019, the balance of the note was $3,300,444.

Pursuant to the settlement agreement described above (see Note 8), the parties entered into an amendment and restatement of the note that became effective as of the closing of the IPO on August 4, 2020, pursuant to which (i) the principal amount of the existing note was increased by $250,000, (ii) upon the closing of the IPO, the Company agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note was increased from 9% to 12%. In accordance with the terms of the amended and restated note, the Company used a portion of the proceeds from the IPO to pay $1,083,842 of the balance of the note representing a $696,204 reduction in the principal balance and interest accrued through August 4, 2020 of $387,638.

The Company refinanced this note payable with proceeds from the Arvest Loan. In connection with the refinance, the Company recorded a $757,239 loss on extinguishment of debt consisting of a $250,000 forbearance fee, write-off of unamortized loan discount of $338,873, and write-off of unamortized debt costs of $168,366.

NOTE 12—CONVERTIBLE PROMISSORY NOTE

On April 5, 2019, 1847 Holdings, Holdco and the Company (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286. As additional consideration for the purchase of the note, (i) 1847 Holdings issued to Leonite 50,000 common shares, (ii) 1847 Holdings issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in Holdco. As of December 31, 2019, the balance of the note was $584,943.

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

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

1847 Holdings issued 50,000 common shares valued at $137,500 and a debt-discount related to the warrants valued at $292,673. In the second quarter of 2020, the $137,500 value of the shares was transferred from a liability to 1847 Holdings to additional paid-in-capital. The Company amortized $129,343 of financing costs related to the shares and warrants in the nine months ended September 30, 2020.

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

On July 24, 2020, Leonite converted $50,000 of the outstanding balance of the note into 50,000 common shares of 1847 Holdings. The Company accounted for this transaction as a $50,000 reduction in the principal amount of the debt, a $50,000 loss on extinguishment of debt, and a $100,000 increase in additional paid-in-capital representing the fair value of the 1847 Holdings common shares on the conversion date.

As a result of the activity on this note, $50,000 and $998,856 were recorded as loss on extinguishment of debt for the three and nine months ended September 30, 2020, respectively.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the note in full. The total payoff amount was $780,653, consisting of principal of $771,431 and interest of $9,222.

On September 2, 2020, 1847 Holdings and Leonite entered into an amendment to the warrant issued on April 5, 2019, pursuant to which the warrant was amended to allow for the exercise of the warrant for 180,000 common shares of 1847 Holdings in exchange for Leonite’s surrender of the remaining 20,000 common shares underlying that warrant, as well as all 200,000 common shares underlying the second warrant issued to Leonite on May 11, 2020. On September 18, 2020, Leonite exercised the warrant in accordance with the foregoing for 180,000 common shares of 1847 Holdings. As a result, both warrants have terminated.

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

During the three and nine months ended September 30, 2020, the Company paid and expensed rent payments of $135,000 and $405,000, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating lease right-of-use asset	$2,300,000
Accumulated amortization	(613,577)
Net balance	$1,686,423

Lease liability, current portion	$443,469
Lease liability, long-term	1,242,954
Total operating lease liability	$1,686,423

Weighted average remaining lease term (months)	42

Weighted average discount rate	6.5%

Maturities of the lease liability for each of the next five years is as follows:

2020 (remainder of year)	$135,000
2021	540,000
2022	540,000
2023	540,000
2024	135,000
Total lease payments	$1,890,000

Less imputed interest	(203,577)
Total lease liability	$1,686,423

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

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

Pursuant to the offsetting management services agreement, as amended, the Company appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500; provided, however, that, (i) pro-rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by the Company, together with all other management fees paid or to be paid by all other subsidiaries of 1847 Holdings to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of 1847 Holdings’ gross income with respect to such fiscal year, then the management fee to be paid by the Company for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of 1847 Holdings, until the aggregate amount of the management fee paid or to be paid by the Company, together with all other management fees paid or to be paid by all other subsidiaries of 1847 Holdings to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of 1847 Holdings’ gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by the Company, together with all other management fees paid or to be paid by all other subsidiaries of 1847 Holdings to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the parent management fee (as defined in the offsetting management services agreement) with respect to such fiscal quarter, then the management fee to be paid by the Company for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by the Company, together with all other management fees paid or to be paid by all other subsidiaries of 1847 Holdings to the Manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of Goedeker in connection with performing services under the offsetting management services agreement.

The Company expensed $187,500 and $121,290 in management fees for the nine months ended September 30, 2020 and 2019, respectively.

Advances

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

NOTE 15—STOCKHOLDERS’ DEFICIT

As of September 30, 2020, the Company was authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. To date, the Company has not issued any shares of preferred stock.

Common Stock

As of September 30, 2020 and December 31, 2019, the Company had 6,111,200 and 4,750,000 shares of common stock issued and outstanding, respectively. Each share entitles the holder thereof to one vote per share on all matters coming before the stockholders of the Company for a vote.

Upon the Company’s inception on January 10, 2019, the Company issued 4,750,000 shares of common stock for a total purchase price of $1.00.

On August 4, 2020, the Company sold 1,111,200 shares of common stock for total gross proceeds of $10,000,800. After deducting the underwriting commission and expenses, the Company received net proceeds of $8,602,166.

On August 4, 2020, the Company issued 250,000 shares of common stock to SBCC upon conversion of its warrant (see Note 16).

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

Equity Incentive Plan

Effective as of July 30, 2020, the Company established the 1847 Goedeker Inc. 2020 Equity Incentive Plan (“Plan”). The Plan was approved by the Company’s board of directors and stockholders on April 21, 2020. The Plan is administered by compensation committee of the board of directors. The Plan permits the grant of restricted stock, stock options and other forms of incentive compensation to the Company’s officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 555,000 shares. As of September 30, 2020, there were 483,158 shares granted and 71,842 shares remaining available under the Plan.

During the three months ended September 30, 2020, the Company issued options for the purchase of 483,158 shares of common stock with a total compensation expense of $1,601,064. The Company recorded stock option expense of $281,194 and for the nine months ended September 30, 2020. The remaining compensation expense of $1,319,870 will be recognized over the remaining vesting periods.

The following table presents activity relating to stock options for the nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2019	-	$-	-
Granted	483,158	9.00	6.25
Exercised	-	-	-
Forfeited / Cancelled / Expired	-	-	-
Outstanding at September 30, 2020	483,158	$9.00	6.25

Exercisable at September 30, 2020	65,790	$9.00	6.25

As of September 30, 2020, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate stock-based compensation expense for the nine months ended September 30, 2020:

Volatility	46.6%
Risk-free interest rate	0.47%
Dividend yield	0.0%
Expected term	10 years

The following table sets forth stock-based compensation expense for the three months ended September 30, 2020, the remainder of 2020, and the four succeeding years:

Three months ended September 30, 2020	$281,194
Remainder of 2020	117,714
2021	483,185
2022	462,024
2023	367,198
2024	136,742
Total stock-based compensation	$1,848,056

Warrants

On August 4, 2020, the Company issued warrants for the purchase of 55,560 shares of common stock to affiliates of the representative in the IPO. The warrants are exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, at a per share exercise price equal to $11.25. The warrants will result in a total compensation expense of $168,736 to be recognized over the vesting period. As of the period ended September 30, 2020, the Company had recognized compensation expense of $54,960. The remaining compensation expense of $113,774 will be recognized over the remaining vesting period.

On April 5, 2019, the Company issued to SBCC a ten-year warrant to purchase shares of the most senior capital stock of the Company equal to 5.0% of the outstanding equity securities of the Company on a fully-diluted basis for an aggregate price equal to $100. SBCC exercised this warrant for the purchase of 250,000 shares of common stock on August 4, 2020.

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

The following table presents activity relating to the warrants for the nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2019	-	$-	-
Granted	55,560	11.25	4.83
Exercised	-	-	-
Cancelled / Expired	-	-	-
Outstanding at September 30, 2020	55,560	$11.25	4.83

Exercisable at September 30, 2020	-	$-	-

The Company recognizes stock issuance expense for the warrants on a straight-line basis over the term of the warrants. The service period is generally the vesting period. The following assumptions were used to calculate stock issuance expense for the nine months ended September 30, 2020:

Volatility	46.5%
Risk-free interest rate	0.47%
Dividend yield	0.0%
Expected term	5 years

NOTE 16—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements, except as set forth below.

Securities Purchase Agreement

On October 20, 2020, the Company entered into a securities purchase agreement with Appliances Connection Inc., a newly-formed wholly owned subsidiary of the Company (the “Buyer”), 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC and YF Logistics LLC (collectively, the “Companies”) and the other parties signatory thereto (the “Sellers”), pursuant to which the Buyer agreed to acquire all of the issued and outstanding capital stock or other equity securities of the Companies from the Sellers for an aggregate purchase price of $210,000,000, subject to adjustment as described below. The purchase price consists of (i) $168,000,000 in cash, (ii) 1,222,239 shares of the Company’s common stock, and 1,111,094 shares of the Company’s series A preferred stock, collectively having a stated value that is equal to $21,000,000, and (iii) a number of shares of the Company’s series A-1 preferred stock that is equal to (A) $21,000,000 divided by (B) the average of the closing price of the shares of the Company’s common stock (as reported on NYSE American) for the 20 trading days immediately preceding the 3rd trading day prior to the closing date of the securities purchase agreement. The terms of the series A preferred stock and series A-1 preferred stock have not yet been determined.

The purchase price is subject to a closing net working capital adjustment provision.  Under this provision, the Sellers shall deliver to the Buyer at least one day prior to the closing of the securities purchase agreement a statement setting forth their good faith estimate of the net working capital of the Companies. If such estimated net working capital exceeds a target net working capital of -$15,476,941, then within five (5) days the Buyer shall make a cash payment to the Sellers that is equal to such excess. If such target net working capital exceeds such estimated net working capital, then either (i) if finally determined at the closing, the cash portion of the purchase price shall be decreased by such excess or (ii) within 5 days of the closing, the Sellers shall make a cash payment to the Buyer that is equal to such excess.

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

The purchase price is also subject to a post-closing net working capital adjustment provision. On or before the 75th day following the closing of the securities purchase agreement, the Buyer shall deliver to the Sellers a statement setting forth its calculation of the net working capital. If such net working capital exceeds the estimated net working capital referred to above, then within five (5) days after the final determination of such net working capital the Buyer shall send payment by wire transfer of immediately available funds to the Sellers in an amount equal to such excess. If the estimated net working capital exceeds such net working capital, then within five (5) days the Sellers shall pay to the Buyer in cash an amount equal to such excess.

The cash portion of the purchase price will also be (i) decreased by (A) the amount of any outstanding unpaid indebtedness of the Companies (other than trade debt) existing as of the closing date and (B) any transaction expenses, and (ii) increased by the amount of cash or cash equivalents held by, or on the books of, the Companies as of the closing date, if any, that is in excess of $850,000.

Upon execution of the securities purchase agreement, the Buyer paid a deposit in the amount of $100,000, which will be credited towards the cash portion of the purchase price at closing.

The securities purchase agreement contains customary representations, warranties and covenants, including a covenant that the Sellers will not compete with the business of 1 Stop Electronics Center, Inc. as of the closing date for a period of two (2) years following closing, as well as customary closing conditions, including, without limitation, the expiration or termination of any waiting period applicable to the consummation of the transaction under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the release of any security interests; the Buyer obtaining the requisite acquisition financing; and delivery of all opinions and documents required for the transfer of the securities of the Companies to the Buyer.

Repayment of PPP Loan

On November 2, 2020, the Company repaid the balance of the PPP loan (see Note 10).

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

All periods presented on or prior to April 5, 2019 represent the operations of Goedeker (as defined below), our predecessor. Unless otherwise specified, all results of operations information for the three and nine months ended September 30, 2019 reflects the full periods.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the heading “Risk Factors” included in our Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on August 31, 2020, as amended, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Most states and cities have reacted by instituting quarantines, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it. Effective April 6, 2020, the Governor of Missouri announced a stay at home order that was in effect until May 3, 2020. Pursuant to this order, non-essential businesses, such as our showroom, were forced to close. However, our call center and warehouse continued to operate. According to Missouri’s re-opening plan, retail stores, such as our showroom, may re-open effective May 4, 2020 but with limitations on the number of individuals allowed in the showroom. Since over 90% of our sales are completed online and our call center and warehouse and distribution operations continued to operate, the restrictions put in place have not yet had a negative impact on our operations. On June 16, 2020, our showroom re-opened to the public, with restrictions that masks be worn by customers and employees, in compliance with St. Louis County mandates.

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

Securities Purchase Agreement

On October 20, 2020, the Company entered into a securities purchase agreement with Appliances Connection Inc., a newly-formed wholly owned subsidiary of the Company (the “Buyer”), 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC and YF Logistics LLC (collectively, the “Companies”) and the other parties signatory thereto (the “Sellers”), pursuant to which the Buyer agreed to acquire all of the issued and outstanding capital stock or other equity securities of the Companies from the Sellers for an aggregate purchase price of $210,000,000, subject to adjustment as described below. The purchase price consists of (i) $168,000,000 in cash, (ii) 1,222,239 shares of the Company’s common stock, and 1,111,094 shares of the Company’s series A preferred stock, collectively having a stated value that is equal to $21,000,000, and (iii) a number of shares of the Company’s series A-1 preferred stock that is equal to (A) $21,000,000 divided by (B) the average of the closing price of the shares of the Company’s common stock (as reported on NYSE American) for the 20 trading days immediately preceding the 3rd trading day prior to the closing date of the securities purchase agreement.

The purchase price is subject to a closing net working capital adjustment provision.  Under this provision, the Sellers shall deliver to the Buyer at least one day prior to the closing of the securities purchase agreement a statement setting forth their good faith estimate of the net working capital of the Companies. If such estimated net working capital exceeds a target net working capital of -$15,476,941, then within five (5) days the Buyer shall make a cash payment to the Sellers that is equal to such excess. If such target net working capital exceeds such estimated net working capital, then either (i) if finally determined at the closing, the cash portion of the purchase price shall be decreased by such excess or (ii) within 5 days of the closing, the Sellers shall make a cash payment to the Buyer that is equal to such excess.

The purchase price is also subject to a post-closing net working capital adjustment provision. On or before the 75th day following the closing of the securities purchase agreement, the Buyer shall deliver to the Sellers a statement setting forth its calculation of the net working capital. If such net working capital exceeds the estimated net working capital referred to above, then within five (5) days after the final determination of such net working capital the Buyer shall send payment by wire transfer of immediately available funds to the Sellers in an amount equal to such excess. If the estimated net working capital exceeds such net working capital, then within five (5) days the Sellers shall pay to the Buyer in cash an amount equal to such excess.

The cash portion of the purchase price will also be (i) decreased by (A) the amount of any outstanding unpaid indebtedness of the Companies (other than trade debt) existing as of the closing date and (B) any transaction expenses, and (ii) increased by the amount of cash or cash equivalents held by, or on the books of, the Companies as of the closing date, if any, that is in excess of $850,000.

Upon execution of the securities purchase agreement, the Buyer paid a deposit in the amount of $100,000, which will be credited towards the cash portion of the purchase price at closing.

The securities purchase agreement contains customary representations, warranties and covenants, including a covenant that the Sellers will not compete with the business of 1 Stop Electronics Center, Inc. as of the closing date for a period of two (2) years following closing, as well as customary closing conditions, including, without limitation, the expiration or termination of any waiting period applicable to the consummation of the transaction under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the release of any security interests; the Buyer obtaining the requisite acquisition financing; and delivery of all opinions and documents required for the transfer of the securities of the Companies to the Buyer.

Repayment of PPP Loan

On November 2, 2020, the Company repaid the balance of the Paycheck Protection Program loan described below.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;
●	our ability to offer competitive product pricing;
●	our ability to broaden product offerings;
●	industry demand and competition; and
●	market conditions and our market position.

Key Financial Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Site Sessions (in millions)	2.7	1.5	7.3	4.8
Order History	$36,963,583	$15,236,006	$82,095,491	$44,989,811
Days from Order to Shipment (Average)	40	24	33	22

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

Our site sessions increased to approximately 2.7 million in the quarter ended September 30, 2020, as compared to approximately 1.5 million in the quarter ended September 30, 2019. In addition, our site sessions increased to approximately 7.3 million in the nine months ended September 30, 2020, as compared to approximately 4.8 million in the nine months ended September 30, 2019. These increased site sessions were achieved at a lower cost per session beginning in February of 2020 and have continued through the date of this report.

These increased site sessions resulted in three-year highs for orders in the quarter ended September 30, 2020. An order is paid for by our customer when the order is placed and booked as revenue by us when the order is shipped.

Higher orders have positively impacted our working capital as orders yield cash in advance of shipment. Improvements in our working capital as a result of higher orders have positively impacted our delivery times thereby reducing the time from order to shipment. A reduction in days from order to shipment results in fewer cancelled orders and, as a result, higher revenues.

Given what we believe to be the linear relationship between advertising, site visits, orders, and days from order to shipment impacting cancellations, we believe that the increase in working capital provided by the IPO (as defined below) will have a dramatically positive impact on accelerating our growth rate and profitability.

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

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations for the three months ended September 30, 2020 and 2019, in dollars and as a percentage of our net sales.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	% of Net Sales	Amount	% of Net Sales
Products sales, net	$13,435,095	100.0%	$12,202,271	100.0%
Cost of goods sold	11,264,569	83.8%	10,183,711	83.5%
Gross profit	2,170,526	16.2%	2,018,560	16.5%
Operating expenses
Personnel	2,161,929	13.4%	989,318	8.1%
Advertising	1,432,834	10.5%	696,771	5.7%
Bank and credit card fees	574,808	4.2%	279,412	2.3%
Depreciation and amortization	93,283	0.7%	11,044	0.1%
General and administrative	957,703	7.0%	594,916	4.9%
Total operating expenses	5,220,557	38.3%	2,571,461	21.1%
Net loss from operations	(3,050,031)	(22.4)%	(552,901)	(4.5)%
Other income (expense)
Interest income	1,418	0.0%	-	-
Financing costs	(488,460)	(3.6)%	(165,097)	(1.4)%
Interest expense	(157,312)	(1.2)%	(182,772)	(1.5)%
Loss on extinguishment of debt	(807,239)	(5.9)%	-	-
Change in fair value of warrant liability	-	-	54,500	0.4%
Other income (expense)	1,657	0.0%	(35,388)	(0.3)%
Total other income (expense)	(1,449,936)	(10.6)%	(328,757)	(2.7)%
Net loss before income taxes	(4,499,967)	(33.0)%	(881,658)	(7.2)%
Income tax benefit	838,176	6.1%	-	-
Net loss	$(3,661,791)	(26.8)%	$(881,658)	(7.2)%

Product sales, net. We generate revenue from the retail sale of home furnishings, including appliances, furniture, home goods and related products. Our product sales were $13,435,095 for the three months ended September 30, 2020, as compared to $12,202,271 for the three months ended September 30, 2019, an increase of $1,232,271, or 10.1%. The increase is due to increased sales volume to meet appliance and furniture demand resulting from increased advertising, which has a direct impact on customer orders and shipped sales.

During the three months ended September 30, 2020, we experienced delays in getting products from manufacturers whose production facilities were closed or operating at reduced capacity because of the coronavirus pandemic, which resulted in some cancellations of customer orders. For the three months ended September 30, 2020, we estimate that cancellations caused by shipping delays approximated $15.9 million based on the historical ratio of shipped sales to customer orders of approximately 79% to the actual ratio of approximately 37% in the three months ended September 30, 2020.

Our past performance is generally indicative of future performance to the extent that there are seasonal factors such as Black Friday, Cyber Monday, and other shopping days when sales spike.

Our revenue by sales type is as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	%	Amount	%
Appliance sales	$8,991,853	66.9%	$10,086,490	82.7%
Furniture sales	3,554,704	26.5%	1,398,843	11.5%
Other sales	888,538	6.6%	716,938	5.9%
Total	$13,435,095	100.0%	$12,202,271	100.0%

Cost of goods sold. Our cost of goods sold consists of the cost of purchased merchandise plus the cost of delivering merchandise and, where applicable, installation, net of promotional rebates and other incentives received from vendors. Our cost of goods sold was $11,264,569 for the three months ended September 30, 2020, as compared to $10,183,711 for the three months ended September 30, 2019, an increase of $1,080,858, or 10.6%. Such increase was due to the increase in sales volume. As a percentage of net sales, cost of sales increased from 83.5% in the 2019 period to 83.8% in the 2020 period. The increase is attributable to product mix and other normal variables.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, training costs and in 2020 stock compensation expense. Our personnel expenses were $2,161,929 for the three months ended September 30, 2020, as compared to $989,318 for the three months ended September 30, 2019, an increase of $1,172,611, or 118.5%. The increase is the result of hiring additional senior management and support staff needed because of increased customer demand for our products. During the quarter, we also incurred stock compensation expenses of $281,194. Beginning in the second quarter of 2020, we had a dramatic increase in cancellations of customer orders, which were primarily related to the lack of product availability. We hired a number of temporary employees to process cancellations and address the related customer service issues. We are reducing the number of temporary employees but expect we will have a number of them through the fourth quarter.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $1,432,834 for the three months ended September 30, 2020, as compared to $696,771 for the three months ended September 30, 2019, an increase of $736,062, or 105.6%. The increase relates to an increase in advertising spending to drive traffic to our website.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card payments made by customers. Our bank and credit card fees were $574,808 for the three months ended September 30, 2020, as compared to $279,412 for the three months ended September 30, 2019, an increase of $295,396 or 105.7%. These fees are based on customer orders that are paid with a credit card (substantially all orders) so the increase was due to the increase in customer orders.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $957,703 for the three months ended September 30, 2020, as compared to $594,916 for the three months ended September 30, 2019, an increase of $362,787, or 61.0%. The primary increases are professional fees for audits, consulting fees to upgrade our online shopping cart, fees for our Electronic Data Interchange initiative, and other consulting fees.

Total other income (expense). We had $1,449,936 in total other expense, net, for the three months ended September 30, 2020, as compared to total other expense, net, of $328,757 for the three months ended September 30, 2019. Total other expense, net, for the three months ended September 30, 2020 consisted of financing costs of $488,460, interest expense of $157,312 and loss on extinguishment of debt of $807,239, offset by interest income of $1,418 and other income of $1,657, while other expense, net, for the three months ended September 30, 2019 consisted of financing costs of $165,097, interest expense of $182,772 and other expense of $35,388, offset by a change in warrant liability of $54,500.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $3,661,791 for the three months ended September 30, 2020, as compared to $881,658 for the three months ended September 30, 2019, an increase of $2,780,133 or 315.3%.

Comparison of Nine Months September 30, 2020 and 2019

The following table sets forth key components of our results of operations for the nine months ended September 30, 2020 (Successor), the period from April 6, 2020 to September 30, 2019 (Successor), and the period from April 1, 2019 to April 5, 2019 (Predecessor), in dollars and as a percentage of our net sales.

	Successor				Predecessor
	Nine Months Ended September 30, 2020		Period April 6 to September 30, 2019		Period January 1 to April 5, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$38,397,304	100.0%	$22,748,151	100.0%	$12,946,901	100.0%
Cost of goods sold	32,060,897	83.5%	18,886,117	83.0%	11,004,842	85.0%
Gross profit	6,336,407	16.5%	3,862,034	17.0%	1,942,059	15.0%
Operating expenses
Personnel	4,513,602	11.7%	1,875,543	8.2%	913,919	7.1%
Advertising	2,991,177	7.7%	1,221,993	5.4%	714,276	5.5%
Bank and credit card fees	1,274,117	3.3%	511,685	2.2%	329,247	2.5%
Depreciation and amortization	276,914	0.7%	98,481	0.4%	9,675	0.1%
General and administrative	2,160,560	5.6%	1,134,036	5.0%	451,214	3.5%
Total operating expenses	11,216,370	29.1%	4,841,738	21.3%	2,418,331	18.7%
Loss from operations	(4,879,963)	(12.6)%	(979,704)	(4.3)%	(476,272)	(3.7)%
Other income (expense)
Interest income	2,480	0.0%		-	23,807	0.2%
Financing costs	(757,646)	(2.0)%	(324,352)	(1.4)%	-	-
Interest expense	(604,908)	(1.6)%	(387,794)	(1.7)%	-	-
Loss on extinguishment of debt	(1,756,095)	(4.5)%	-	-	-	-
Write-off of acquisition receivable	(809,000)	(2.1)%	-	-	-	-
Change in fair value of warrant liability	(2,127,656)	(5.5)%	57,100	0.3%	-	-
Other income (expense)	6,920	0.0%	9,830	0.0%	7,200	0.1%
Total other income (expense)	(6,045,905)	(15.7)%	(645,216)	(2.8)%	31,007	0.2%
Net loss before income taxes	(10,925,868)	(28.3)%	(1,624,920)	(7.1)%	(445,265)	(3.4)%
Income tax benefit	1,962,129	5.1%	-	-	-	-
Net loss	$(8,963,739)	(23.2)%	$(1,624,920)	(7.1)%	$(445,265)	(3.4)%

We believe that reviewing our operating results for the nine months ended September 30, 2019 by combining the results of the 2019 successor period (April 6, 2019 through September 30, 2019) and 2019 predecessor period (January 1, 2019 through April 5, 2019) with the pro forma adjustments related to the acquisition is more useful in discussing our overall operating performance compared to the results of the nine months ended September 30, 2020 (successor). We do not see any potential risks associated with utilizing this pro forma presentation.

Following are the combined periods for 2020 and 2019:

	Nine Months Ended September 30, 2020 Successor	Period April 6 to September 30, 2019 Successor	Period January 1 to April 5, 2019 Predecessor		Pro Forma Adjustments	Pro Forma Combined Nine Months Ended September 30, 2019	Increase (Decrease)
Product sales, net	$38,397,304	$22,748,151	$12,946,901		-	$35,695,052	$2,853,126
Cost of goods sold	32,060,897	18,886,117	11,004,842		-	29,890,959	2,320,926
Gross profit	6,336,407	3,862,034	1,942,059		-	5,804,093	532,200
Operating expenses
Personnel	4,513,602	1,875,543	913,919		-	2,789,462	1,748,526
Advertising	2,991,177	1,221,993	714,276		-	1,936,269	1,054,907
Bank and credit card fees	1,274,117	511,685	329,247		-	840,932	442,700
Depreciation and amortization	276,914	98,481	9,675	(a)	157,273	265,429	87,874
General and administrative	2,160,560	1,134,3036	451,214		-	1,585,250	541,549
Total operating expenses	11,216,370	4,841,738	2,418,331		157,273	7,417,342	3,875,556
Loss from operations	(4,879,963)	(979,704)	(476,272)		(157,273)	(1,613,249)	(3,343,356)
Other income (expense)
Interest income	2,480		23,807		-	23,807	(21,327)
Financing costs	(757,646)	(324,352)	-	(b)	(239,018)	(563,370)	(433,295)
Interest expense	(604,908)	(387,794)	-	(c)	(38,509)	(426,303)	(178,607)
Loss on extinguishment of debt	(1,756,095)	-	-		-	-	(1,756,095)
Write-off of acquisition receivable	(809,000)	-	-		-	-	(809,000)
Change in fair value of warrant	(2,127,656)	57,100	-		-	57,100	(2,184,756)
Other income	6,920	9,830	7,200		-	17,030	(19,784)
Total other income (expense)	(6,045,905)	(645,216)	31,007		(277,527)	(891,736)	(5,402,864)
Net loss before income taxes	(10,925,868)	(1,624,920)	(445,265)		(434,800)	(2,504,985)	(8,746,220)
Income tax benefit	1,962,129	-	-		-	-	1962,129
Net loss	$(8,963,739)	$(1,624,290)	$(445,265)		$(434,800)	$(2,504,985)	$(6,784,091)

Notes

(a)	Amortization of intangible assets acquired in acquisition	$157,273

(b)	Reflects amortization of costs associated with acquisition debt as follows:
	Amortization of the cost of shares issued in acquisition	$68,750
	Amortization of the cost of warrants issued in acquisition	170,268
	Total	$239,018

(c)	Amortization of discount on note to seller	$38,509

Product sales, net. Our product sales were $38,397,304 for the nine months ended September 30, 2020, as compared to $35,695,052 for the nine months ended September 30, 2019, an increase of $2,702,252, or 7.6%, which included $22,748,151 for our successor from April 6, 2019 to September 30, 2019 and $12,946,901 for our predecessor from January 1, 2019 to April 5, 2019. The increase is due to increased sales volume to meet appliance and furniture demand resulting from increased advertising, which has a direct impact on customer orders and shipped sales. In the first three months, sales were affected by working capital issues, which delayed the timing of ordering product to fulfill customer orders resulting in increased order cancellations. Late in the second quarter and into the third quarter of 2020, we experienced delays in getting products from manufacturers whose production facilities were closed or operating at reduced capacity because of the coronavirus pandemic, which resulted in some cancellations of customer orders. We estimate that cancellations caused by shipping delays approximated $26.4 million in the nine months ended September 30, 2020, based on the historical ratio of shipped sales to customer orders of approximately 79% to the actual ratio of approximately 47% in the nine months ended September 30, 2020.

Our revenue by sales type is as follows:

	Nine Months Ended September 30,
	2020 Successor	2019 Successor	2019 Predecessor	2019 Total
Appliance sales	$28,326,963	$18,535,800	$9,784,525	$28,320,325
Furniture sales	7,604,867	2,969,389	2,456,085	5,425,474
Other sales	2,465,474	1,242,962	706,291	1,949,253
Total	$38,603,267	$22,748,151	$12,946,901	$35,695,052

Cost of goods sold. Our cost of goods sold was $32,060,897 for the nine months ended September 30, 2020, as compared to $29,890,959 for the nine months ended September 30, 2019, an increase of $2,169,938, or 7.3%, which included $18,886,117 for our successor from April 6, 2019 to September 30, 2019 and $11,004,842 for our predecessor from January 1, 2019 to April 5, 2019. As a percentage of net sales, cost of sales declined from 83.7% in the 2019 period to 83.5% in the 2020 period. Prior to the acquisition in April 2019, we made adjustments to cost of sales in March 2019 that related to 2018. Had the adjustments been made in 2018, cost of sales would have been 82.8% in the 2019 period. The remaining difference is attributable to product mix and other normal variables.

Personnel expenses. Our personnel expenses were $4,513,602 for the nine months ended September 30, 2020, as compared to $2,789,462 for the nine months ended September 30, 2019, an increase of $1,724,140, or 61.8%, which included $1,875,543 for our successor from April 6, 2019 to September 30, 2019 and $913,919 for our predecessor from January 1, 2019 to April 5, 2019. The increase is the result of hiring additional senior management and other staff needed for increased customer demand for our products, the accrual of $359,216 as the present value of a severance contract payable to our former president, and $281,194 in stock compensation expense. During the second and third quarters, there was a dramatic increase in cancellations of customer orders, which were primarily related to the lack of product availability. We hired a number of temporary employees to process cancellations and address the related customer service issues. We are reducing the number of temporary employees but expect we will have a number of them through the fourth quarter.

Advertising expenses. Our advertising expenses were $2,991,177 for the nine months ended September 30, 2020, as compared to $1,936,269 for the nine months ended September 30, 2019, an increase of $1,054,908, or 54.5%, which included $1,221,993 for our successor from April 6, 2019 to September 30, 2019 and $714,276 for our predecessor from January 1, 2019 to April 5, 2019. The increase relates to an increase in advertising spending to drive traffic to our website.

Bank and credit card fees. Our bank and credit card fees were $1,274,177 for the nine months ended September 30, 2020, as compared to $840,932 for the nine months ended September 30, 2019, an increase of $433,185, or 54.5%, which included $511,685 for our successor from April 6, 2019 to September 30, 2019 and $329,247 for our predecessor from January 1, 2019 to April 5, 2019. These fees are based on customer orders that are paid with a credit card (substantially all orders) so the increase was due to the increase in customer orders.

General and administrative expenses. Our general and administrative expenses were $2,160,560 for the nine months ended September 30, 2020, as compared to $1,585,250 for the nine months ended September 30, 2019, an increase of $575,310, or 36.3%, which included $1,134,036 for our successor from April 6, 2019 to September 30, 2019 and $451,214 for our predecessor from January 1, 2019 to April 5, 2019. The primary increases are professional fees for audits, consulting fees to upgrade our online shopping cart, fees to the Manager under the offsetting management services agreement described below, fees for our Electronic Data Interchange initiative, and other consulting fees.

Total other income (expense). We had $6,045,905 in total other expense, net, for the nine months ended September 30, 2020, as compared to total other expense, net, of $614,209 for the nine months ended September 30, 2019, which included expenses of $645,216 for our successor from April 6, 2019 to September 30, 2019 and income of $31,007 for our predecessor from January 1, 2019 to April 5, 2019. Total other expense, net, for the nine months ended September 30, 2020 consisted of financing costs of $757,646, interest expense of $604,908, loss on debt modification and extinguishment of $1,756,095, loss on acquisition working capital receivable of $809,000, and change in the warrant liability of $2,127,656, offset by interest income of $2,480 and other income of $6,920, while other expense for the nine months ended September 30, 2019 consisted of financing costs of $324,352 and interest expense, net, of $387,794, offset by a change in warrant liability of $57,100 and other income of $40,837.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $8,963,739, which is net of a $1,962,129 income tax benefit for the nine months ended September 30, 2020, as compared to $2,070,185 for the nine months ended September 30, 2019, an increase of $6,893,554 or 333.0%, which included $1,624,920 for our successor from April 6, 2019 to September 30, 2019 and $445,265 for our predecessor from January 1, 2019 to April 5, 2019. The net loss for the nine months ended September 30, 2020 was affected by (i) a loss on early extinguishment of debt of $1,756,095, (ii) a write-off of acquisition receivable of $809,000 and (iii) a non-cash charge to change in warrant liability expense of $2,127,656. These three non-cash charges equal $4,692,751 in the aggregate. Excluding these three non-cash charges, the non-GAAP net loss before income taxes for the nine months ended September 30, 2020 was $6,233,117, as compared to the reported net loss before income taxes of $10,925,868.

Non-GAAP to GAAP Reconciliation

This report contains financial measures that are not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). The non-GAAP financial measures are net loss before taxes excluding the following non-cash charges (i) a loss on extinguishment of debt of $1,756,095, (ii) a write-off of acquisition receivable of $809,000 and (iii) a non-cash charge to change in warrant liability expense of $2,127,656.

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

The following tables provide a reconciliation of the non-GAAP measures disclosed above to the comparable GAAP measure.

	Nine Months Ended September 30, 2020
	GAAP	Elimination of Non-Cash Charges	Non-GAAP
Loss from operations	$(4,879,963)	$-	$(4,879,963)
Other income (expense)
Interest income	2,480	-	2,480
Financing costs	(757,646)	-	(757,646)
Interest expense	(604,908)	-	(604,908)
Loss on extinguishment of debt	(1,756,095)	(1,756,095)	-
Write-off of acquisition receivable	(809,000)	(809,000)	-
Change in fair value of warrant liability	(2,127,656)	(2,127,656)	-
Other income (expense)	6,920	-	6,920
Total other income (expense)	(6,045,905)	(4,692,751)	(1,353,154)
Net loss before income taxes	$(10,925,868)		$(6,233,117)

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $3,466,981 and restricted cash of $8,912,367. To date, we have financed our operations primarily through revenue generated from operations, bank borrowings and proceeds from our initial public offering.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Nine Months Ended September 30,	Nine Months Ended September 30, 2019
	2020 Successor	2019 Successor	2019 Predecessor	2019 Total
Net cash provided by (used in) operating activities	$7,383,978	$(1,294,681)	$611,268	$(683,413)
Net cash used in investing activities	(51,059)	(1,244,006)	-	(1,244,006)
Net cash provided by financing activities	4,981,959	2,723,625	-	2,723,625
Net change in cash	$12,314,878	$184,938	$611,268	$796,206

Our net cash provided by operating activities was $7,383,978 for the nine months ended September 30, 2020, as compared to net cash used in operating activities of $683,413 for the nine months ended September 30, 2019, which included net cash used in operating activities of $1,294,681 for our successor from April 6, 2019 to September 30, 2019 and net cash provided by operating activities of $611,268 for our predecessor from January 1, 2019 to April 5, 2019. The increase in net cash provided by operating activities is primarily our net loss and an increase in customer deposits.

Our net cash used in investing activities was $51,059 and $1,2444,006 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, our net cash used in investing activities consisted entirely of purchases of property and equipment, while our net cash used in investing activities for the nine months ended September 30, 2019 consisted of purchases of property and equipment of $11,874 and $1,232,132 related to our acquisition of Goedeker.

Our net cash provided by financing activities was $4,981,959 and $2,939,125 for the nine months ended September 30, 2020 and 2019, respectively, all of which was during the period from April 6, 2019 to September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of net proceeds of $8,602,166 from our initial public offering and $642,600 in proceeds from our PPP loan, offset by payments of $6,318,098 on our notes payable and lines of credit and payment of $105,279 in loan financing costs. Net cash provided financing activities for the nine months ended September 30, 2019 consisted of net borrowings from lines of credit of $1,339,430, proceeds from notes payable of $4,037,321, and proceeds from convertible notes payable of $650,000, offset by repayments on notes payable of $5,546,667 and cash paid for financing costs of $359,500.

Initial Public Offering

On August 4, 2020, we sold 1,111,200 shares of common stock in connection with our initial public offering (the “IPO”) to the underwriters at a purchase price per share of $8.325 (the offering price to the public of $9.00 per share minus the underwriters’ discount) for total gross proceeds of $10,000,800. After deducting the underwriting commission and expenses, we received net proceeds of approximately $8,602,166. We also issued warrants for the purchase of 55,560 shares of common stock to affiliates of the representative of the underwriters. The warrants are exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, at a per share exercise price equal to $11.25 (125% of the public offering price per share).

Term Loan - Arvest Bank

On August 25, 2020, the Company entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3,500,000. As of September 30, 2020, the outstanding balance of this loan is $3,342,602, comprised of principal of $3,446,126, net of unamortized loan costs of $103,524.

The loan matures on August 25, 2025 and bears interest at 3.250% per annum; provided that, upon an event of default, the interest rate shall increase by 6% until paid in full. Pursuant to the terms of the loan agreement, the Company is required to make monthly payments of $63,352.85 beginning on September 25, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. The Company may prepay the loan in full or in part at any time without penalty. The loan agreement contains customary events of default and affirmative and negative covenants for a loan of this type. The loan is secured by all financial assets credited to the Company’s securities account held by Arvest Investments, Inc.

Paycheck Protection Program Loan

On April 8, 2020, the Company received a $642,600 Paycheck Protection Program (the “PPP”) loan from the United States Small Business Administration under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan has an 18-month term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The balance of the PPP loan was $642,600 as of September 30, 2020 and was classified as a current liability in the accompanying balance sheet. On November 2, 2020, the Company repaid the PPP loan.

Revolving Loan - Burnley Capital LLC

On April 5, 2019, the Company, as borrower, and the Company’s parent company at such time, 1847 Goedeker Holdco Inc. (“Holdco”), entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base (as defined in the loan and security agreement) or (ii) $1,500,000 minus reserves established Burnley at any time in accordance with the loan and security agreement. In connection with the closing of the acquisition of Goedeker on April 5, 2019, the Company borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. As of December 31, 2019, the balance of the line of credit was $571,997.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the revolving note in full and the loan and security agreement was terminated. The total payoff amount was $118,194, consisting of principal of $32,350, interest of $42 and prepayment, legal, and other fees of $85,802.

Revolving Loan - Northpoint Commercial Finance LLC

On June 24, 2019, the Company, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC, which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by the Company of inventory at an interest rate of LIBOR plus 7.99%. As of December 31, 2019, the balance of the line of credit was $678,993. The Company terminated the loan and security agreement on May 18, 2020 and there is no outstanding balance as of September 30, 2020.

Term Loan - Small Business Community Capital II, L.P.

On April 5, 2019, the Company, as borrower, and Holdco entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which the Company issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of the Company equal to 5.0% of the outstanding equity securities of the Company on a fully-diluted basis for an aggregate price equal to $100. As of December 31, 2019, the balance of the note was $999,201.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the term note in full and the loan and security agreement was terminated. The total payoff amount was $1,122,412 consisting of principal of $1,066,640, interest of $11,773 and prepayment, legal, and other fees of $43,999.

The Company classified the warrant as a derivative liability on the balance sheet at June 30, 2020 of $2,250,000 based on the estimated value of the warrant in the IPO. The increase in the value of the warrant from the estimated value of $122,344 at March 31, 2020 resulted in a charge of $2,127,656 during the nine months ended September 30, 2020. Immediately prior to the closing of the IPO on August 4, 2020, SBCC converted the warrant into 250,000 shares of common stock.

Secured Convertible Promissory Note - Leonite Capital LLC

On April 5, 2019, the Company’s parent company, 1847 Holdings LLC (“1847 Holdings”), Holdco and the Company (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286. As additional consideration for the purchase of the note, (i) 1847 Holdings issued to Leonite 50,000 common shares, (ii) 1847 Holdings issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in Holdco. As of December 31, 2019, the balance of the note was $584,943.

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

1847 Holdings issued 50,000 common shares valued at $137,500 and a debt-discount related to the warrants valued at $292,673. In the second quarter of 2020, the $137,500 value of the shares was transferred from a liability to 1847 Holdings to additional paid-in-capital. The Company amortized $129,343 of financing costs related to the shares and warrants in the nine months ended September 30, 2020.

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

On July 24, 2020, Leonite converted $50,000 of the outstanding balance of the note into 50,000 common shares of 1847 Holdings. The Company accounted for this transaction as a $50,000 reduction in the principal amount of the debt, a $50,000 loss on extinguishment of debt, and a $100,000 increase in additional paid-in-capital representing the fair value of the 1847 Holdings common shares on the conversion date.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the note in full. The total payoff amount was $780,653, consisting of principal of $771,431 and interest of $9,222.

On September 2, 2020, 1847 Holdings and Leonite entered into an amendment to the warrant issued on April 5, 2019, pursuant to which the warrant was amended to allow for the exercise of the warrant for 180,000 common shares of 1847 Holdings in exchange for Leonite’s surrender of the remaining 20,000 common shares underlying that warrant, as well as all 200,000 common shares underlying the second warrant issued to Leonite on May 11, 2020. On September 18, 2020, Leonite exercised the warrant in accordance with the foregoing for 180,000 common shares of 1847 Holdings. As a result, both warrants have terminated.

9% Subordinated Promissory Note - Goedeker

A portion of the purchase price for the acquisition of the assets of Goedeker was paid by the issuance by the Company to Steve Goedeker, as representative of Goedeker, of a 9% subordinated promissory note in the principal amount of $4,100,000. As of December 31, 2019, the balance of the note was $3,300,444.

On June 2, 2020, the parties entered into an amendment and restatement of the note that became effective as of the closing of the IPO on August 4, 2020, pursuant to which (i) the principal amount of the existing note was increased by $250,000, (ii) upon the closing of the IPO, the Company agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note was increased from 9% to 12%. In accordance with the terms of the amended and restated note, the Company used a portion of the proceeds from the IPO to pay $1,083,842 of the balance of the note representing a $696,204 reduction in the principal balance and interest accrued through August 4, 2020 of $387,638.

On August 25, 2020, the Company used a portion of the proceeds from loan from Arvest Bank to repay this promissory note in full.

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

We expensed $187,500 and $121,290 in management fees for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company collects the full sales price from the customer at the time the order is placed, which is recorded as customer deposits on the accompanying condensed balance sheet. The Company does not incur incremental costs obtaining purchase orders from customers, however, if the Company did, because all the Company’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

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

If the Company continued to apply legacy revenue recognition guidance for the nine months ended September 30, 2020 and 2019, revenues, gross margin, and net loss would not have changed.

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

Goodwill

The Company tests its goodwill for impairment at least annually on December 31 and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results.

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three and nine months ended September 30, 2020 and 2019.

Intangible Assets

At September 30, 2020 and December 31, 2019, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives ranging from 5 to 15 years.

The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, which was enacted in December 2017. ASU 2018-02 became effective for the Company on January 1, 2019 and resulted in a decrease of approximately $748,000 to retained earnings due to the reclassification from AOCI of the effect of the corporate income tax rate change on our cash flow hedges. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted ASU 2018-13 on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Previously Disclosed Material Weakness

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2020, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness was due to a control deficiency that existed related to our design and maintenance of adequate controls over the preparation and review of certain account reconciliations and journal entries. Specifically, we did not design and maintain controls to ensure (i) the appropriate segregation of duties in the preparation and review of account reconciliations and journal entries and (ii) account reconciliations and journal entries were reviewed at the appropriate level of precision.

Remediation of Previously Disclosed Material Weakness

As previously disclosed, we hired a new controller to take charge of the accounting process and improve processes and procedures to address the identified material weaknesses issues. Based on the remediation performed by us, management has concluded that the material weakness described above and first disclosed in our Form 10-Q for the period ended June 30, 2020 has been remediated as of September 30, 2020.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Except for the changes described above, there were no changes in our internal controls over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during three months ended September 30, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of shares of our common stock during the three months ended September 30, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended September 30, 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)
3.2	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)
4.1	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2020)
10.1	Amendment to Letter Agreement, dated July 16, 2020, between 1847 Goedeker Inc. and Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.38 to the Amendment No. 4 to Registration Statement on Form S-1/A filed on July 16, 2020)
10.2	Promissory Note and Security Agreement, dated August 25, 2020, by 1847 Goedeker Inc. in favor of Arvest Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2020)
10.3	Securities Entitlement Control Agreement, dated August 25, 2020, among Arvest Bank, 1847 Goedeker Inc. and Arvest Investments, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2020)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2020	1847 GOEDEKER INC.

/s/ Douglas T. Moore
Name: Douglas T. Moore
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Barry
Name: Robert D. Barry
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)