Form 10-K
period 2020-12-31
1847 Goedeker Inc.
filed 2021-03-29
CIK 1810140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-39418

1847 GOEDEKER INC.
(Exact name of registrant as specified in its charter)

Delaware	83-3713938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13850 Manchester Rd., Ballwin, MO	63011
(Address of principal executive offices)	(Zip Code)

888-768-1710
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GOED	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates could not be determined because the registrant’s common stock was not yet trading on any exchange. As of such date, there were 4,750,000 shares of common stock issued and outstanding, all of which were held by an affiliate. Executive officers, directors and by each person who owns 10% or more of the outstanding common stock may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2021, there were a total of 6,111,200 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 Goedeker Inc.

Annual Report on Form 10-K

Year Ended December 31, 2020

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” are to 1847 Goedeker Inc., a Delaware corporation, and its consolidated subsidiary.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to consummate the proposed acquisition described below;

●	the synergies that we expect to experience resulting from the proposed acquisition;

●	our ability to successfully integrate Appliances Connection’s business with our existing business;

●	the impact of the coronavirus pandemic on our operations and financial condition;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I

ITEM 1. BUSINESS.

Overview

Our company is a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. Since our founding in 1951, we have evolved from a local brick and mortar operation serving the St. Louis metro area to a large nationwide omnichannel retailer that offers one-stop shopping for the leading brands. While we still maintain our St. Louis showroom, over 95% of our sales are placed through our website at www.goedekers.com. We offer over 141,000 stock-keeping units, or SKUs, organized by category and product features, providing visitors to the site an easy to navigate shopping experience.

Through our e-commerce business model, we offer an online marketplace for consumers looking for variety, style, service and value when shopping for nearly any home product needed. We are focused on bringing our customers an experience that is at the forefront of shopping online for the home. We have built a large online selection of appliances, furniture, home goods and related products. We are able to offer this vast selection of products because our model requires minimal inventory in relation to our sales. We specialize in the home category and this has enabled us to build a shopping experience and logistics infrastructure that is tailored to the unique characteristics of our market.

Our shopping experience allows for online chat and the ability to speak with an expert by phone seven days a week. We believe that we are a national leader in customer value and price. We enjoy strong relationships with most national and global appliance companies and we believe that we have a technologically advanced online sales and infrastructure platform.

The delivery experience and overall customer service that we offer our shoppers are central to our business. We primarily purchase inventory only after a sale has been, which allows us to tightly manage our inventory and warehouse space while still providing customers quick delivery times and control over the entire process. However, we do also make some strategic inventory buys to take advantage of lower costs and to satisfy consumer demand more quickly. Recently, however, because of changes in policies of our manufacturer vendors, we have increased inventory on hand. Despite the recent increase, our inventory levels are relatively low in relation to our sales. About 64% of appliances flow through our warehouse while almost all furniture is drop shipped to the customer. All inventory is managed with a barcode system and is automatically tracked through our Microsoft Dynamics GP ERP system.

Corporate History and Structure

Acquisition of Goedeker Television

Our company was incorporated in the State of Delaware on January 10, 2019 for the sole purpose of acquiring substantially all of the assets of Goedeker Television Co., or Goedeker Television. On April 5, 2019, we acquired substantially all of the assets of Goedeker Television. As a result of this transaction, we acquired the former business of Goedeker Television, which was established in 1951, and continue to operate this business. All discussions in this report regarding our business prior to the acquisition reflect the business of Goedeker Television, our predecessor company. Prior to our acquisition of substantially all of the assets of Goedeker Television, we had no operations other than operations relating to our incorporation and organization.

Proposed Acquisition of Appliances Connection

On October 20, 2020, we entered into a securities purchase agreement, which was amended on December 8, 2020 (we refer to this agreement, as amended, as the purchase agreement), to acquire the following five household appliances companies through our newly formed wholly owned subsidiary Appliances Connection Inc., or ACI: (1) 1 Stop Electronics Center, Inc., a New York corporation, or 1 Stop; (2) Gold Coast Appliances, Inc., a New York corporation; (3) Superior Deals Inc., a New York corporation; (4) Joe’s Appliances LLC, a New York limited liability company; and (5) YF Logistics LLC, a New Jersey limited liability company (we collectively refer to these companies as Appliances Connection).

Headquartered in Brooklyn, New York and founded in 1998, Appliances Connection is one of the leading retailers of household appliances with a 200,000 square foot warehouse in Hamilton, NJ and a 23,000 square foot showroom in Brooklyn, New York. In addition to selling appliances, it also sells furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients. It also provides appliance installation services and old appliance removal services. Appliances Connection serves retail customers, builders, architects, interior designers, restaurants, schools and other large corporations. It ships to 48 states in the Continental U.S. and offers over 51,000 appliance products, from luxury brands like Viking, Miele, Thermador, Sub-Zero, Wolf, Forte, Ilve, and Bosch, to household favorites like GE, LG, Frigidaire and Whirlpool.

Pursuant to the purchase agreement, ACI agreed to acquire all of the issued and outstanding capital stock or other equity securities of Appliances Connection from its owners (which we refer to as the sellers) for an aggregate purchase price of $222,000,000, subject to adjustment. The purchase price consists of (i) $180,000,000 in cash, (ii) 1,222,239 shares of our common stock and 1,111,094 shares of our series A preferred stock, collectively having a stated value that is equal to $21,000,000, and (iii) a number of shares of or series A-1 preferred stock that is equal to (A) $21,000,000 divided by (B) the average of the closing price of our shares of common stock (as reported on NYSE American) for the 20 trading days immediately preceding the 3rd trading day prior to the closing date of the acquisition; provided, that if we have obtained stockholder approval prior to closing, then we will issue the same number of shares of common stock in lieu of the series A preferred stock and series A-1 preferred stock. We refer to this proposed acquisition of Appliances Connection in this report as the proposed acquisition.

The purchase price is subject to a closing net working capital adjustment provision. Under this provision, the sellers shall deliver to ACI at least one day prior to the closing of the proposed acquisition a statement setting forth their good faith estimate of the net working capital of Appliances Connection. If such estimated net working capital exceeds a target net working capital of ($15,476,941), then within five (5) days ACI shall make a cash payment to the sellers that is equal to such excess. If such target net working capital exceeds such estimated net working capital, then either (i) if finally determined at the closing, the cash portion of the purchase price shall be decreased by such excess or (ii) within 5 days of the closing, the sellers shall make a cash payment to ACI that is equal to such excess.

The purchase price is also subject to a post-closing net working capital adjustment provision. On or before the 75th day following the closing of the proposed acquisition, ACI shall deliver to the sellers a statement setting forth its calculation of the net working capital. If such net working capital exceeds the estimated net working capital referred to above, then within five (5) days after the final determination of such net working capital ACI shall send payment by wire transfer of immediately available funds to the sellers in an amount equal to such excess. If the estimated net working capital exceeds such net working capital, then within five (5) days the sellers shall pay to ACI in cash an amount equal to such excess.

The cash portion of the purchase price will also be (i) decreased by (A) the amount of any outstanding unpaid indebtedness of Appliances Connection (other than trade debt) existing as of the closing date and (B) any transaction expenses, and (ii) increased by the amount of cash or cash equivalents held by, or on the books of, Appliances Connection as of the closing date, if any, that is in excess of $850,000.

Upon execution of the purchase agreement, ACI paid a deposit in the amount of $100,000 and upon execution of the amendment to the purchase agreement, ACI paid an additional deposit in the amount of $75,000, all of which will be credited towards the cash portion of the purchase price at closing.

The purchase agreement contains customary representations, warranties and covenants, including a covenant that the sellers will not compete with the business of 1 Stop as of the closing date for a period of two (2) years following closing.

The purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the purchase agreement. In the case of the indemnification provided by the sellers with respect to breaches of certain non-fundamental representations and warranties, the sellers will only become liable for indemnified losses if the amount exceeds an aggregate of $2,100,000, whereupon the sellers will be liable for all losses relating back to the first dollar, provided that the liability of the sellers for breaches of certain non-fundamental representations and warranties shall not exceed $21,000,000.

The closing of the purchase agreement is subject to customary closing conditions, including, without limitation, the expiration or termination of any waiting period applicable to the consummation of the transaction under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the release of any security interests; ACI obtaining the requisite acquisition financing; and delivery of all opinions and documents required for the transfer of the securities of Appliances Connection to ACI.

The purchase agreement may be terminated as follows:

●	by mutual written consent of ACI, our company and the sellers at any time prior to the closing;

●	by either ACI and our company or the sellers if any governmental entity will have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the purchase agreement;

●	by either ACI and our company or the sellers if the closing does not occur on or before May 31, 2021; provided, that the right to terminate shall not be available to any party that has breached in any material respect its obligations under the purchase agreement in any manner that shall have caused the failure of a condition to the consummation of the proposed acquisition;

●	by ACI and our company if any seller or Appliances Connection has breached its respective representations and warranties or any covenant or other agreement to be performed by it in a manner such that the closing conditions related to such representations, warranties or covenants of such party would not be satisfied; or

●	by the sellers if ACI or our company has breached its representations and warranties or any covenant or other agreement to be performed by it in a manner such that the closing conditions related to such representations, warranties or covenants of such party would not be satisfied.

In the event that the purchase agreement is terminated in accordance with the circumstances described in the first, second or fourth bullets set forth above, the deposit referred to above shall be returned to ACI with two (2) business days. In the event that the purchase agreement is terminated by the sellers in accordance with the circumstances described in the third or fifth bullets set forth above, the sellers shall retain the deposit.

Please also see Item 1A “Risk Factors—Risks Related to Proposed Acquisition” for certain risks related to the proposed acquisition.

Industry

Certain market and industry data included in this report is derived from information provided by third-party market research firms, third-party financial or analytics firms, or public sources that we believe to be reliable. Certain data are also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. The market data used in this report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. While we are not aware of any misstatements regarding the industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading Item 1A “Risk Factors” in this report. Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

U.S. Household Appliance Market

The U.S. household appliances market in general is highly fragmented with big box retailers, large online retailers, and thousands of local and regional retailers competing for share in what has historically been a high touch sale process with manufacturers’ strict showroom requirements, although the landscape in recent years has been shifting to online sales.

According to Statista, revenue in the U.S. household appliances market is projected to reach $46.3 billion in 2021 and is expected to grow at an annual growth rate of 1.3% from 2021 to 2025.

Source: Statista (Forecast adjusted for expected impact of COVID-19), February 2021

As noted above, the landscape in the U.S. household appliances market has been shifting to online sales. Statista estimates that 42% of total revenue will be generated through online sales in 2021 and that online sales will continue to grow through 2023.

Source: Statista (Forecast adjusted for expected impact of COVID-19), February 2021

This shifting landscape to online sales is providing a significant market share capture and positioning opportunity for companies. We are continuing to capitalize on this market shift.

According to Statista, revenue in the U.S. household appliances e-commerce segment is projected to reach $21.3 billion in 2021 and is expected to grow at an annual growth rate of 5.2% from 2021 to 2025, resulting in a projected market volume of $26.2 billion by 2025.

Source: Statista (Forecast adjusted for expected impact of COVID-19), February 2021

Furniture and Homeware Market

Although consolidation in the U.S. furniture and homeware market continues to progress, the industry is still relatively fragmented compared to other retail subsectors of similar market value.

Revenue in the U.S. furniture market is projected to reach $247.8 billion in 2021 and is expected to grow at an annual growth rate of 2.2% from 2021 to 2025.

Source: Statista (Forecast adjusted for expected impact of COVID-19), February 2021

As with the U.S. household appliances market, the landscape in the U.S. furniture and homeware market has been shifting to online sales. Statista estimates that 19% of total revenue will be generated through online sales in 2021.

Source: Statista (Forecast adjusted for expected impact of COVID-19), February 2021

Much like the U.S. household appliances market, the shifting landscape to online sales in the segment is providing a significant market share capture and positioning opportunity for companies. We are continuing to capitalize on this market shift.

According to Statista, revenue in the U.S. furniture and homeware e-commerce segment is projected to reach $55.3 billion in 2021 and is expected to grow at an annual growth rate of 2.6% from 2021 to 2025, resulting in a projected market volume of $61.2 billion by 2025.

Source: Statista (Forecast adjusted for expected impact of COVID-19), February 2021

Impact of Coronavirus Pandemic

As noted above, the projections for future periods have been adjusted to take into account the anticipated effects of the worldwide coronavirus pandemic. However, given the uncertainty surrounding future events related to the pandemic, those projections may be overstated and should not be given undue weight.

At this time, we cannot predict the exact effects of the pandemic. However, we do anticipate that that the shift to online sales will be accelerated, as at least some of the retail stores that have closed during the pandemic and may not re-open.

Appliances

The appliance category is our largest revenue source. We have a long history of selling these products and serving the distinct needs of consumers looking to replace or add to their home appliances. We offer nearly 22,000 appliance SKUs from all mainline original equipment manufacturers, including Bosch, Whirlpool, GE, Maytag, LG, Samsung, Sharp, and Kitchen Aid, among others. We sell all major home appliances, including refrigerators, ranges, ovens, dishwashers, microwaves, freezers, washers and dryers.

Sales of appliances accounted for approximately 72.76% and 80.38% of our revenues for the years ended December 31, 2020 and 2019, respectively.

Furniture

We began selling furniture online in 2015 and currently offer approximately 63,000 SKUs from 111 furniture vendors. Furniture is the second largest product category. The organization of product by type and characteristics makes for a complete shopping experience in a complicated product category.

Sales of furniture accounted for approximately 21.40% and 14.41% of our revenues for the years ended December 31, 2020 and 2019, respectively.

Other Products

We also offer a broad assortment of products in the décor, bed & bath, lighting, outdoor living and electronics categories. While these are not individually high-volume categories, they complement the appliance and furniture categories to produce a one-stop home goods offering for customers.

We also offer customers the opportunity to purchase warranties that protect their appliances beyond the manufacturers’ warranty period. These warranties are offered through third party vendors. We remit the cost of the warranty to the warranty company, net of our commission. The warranty company assumes all costs of the warrantied product.

Other sales accounted for approximately 5.84% and 5.21% of our revenues for the years ended December 31, 2020 and 2019, respectively.

Pricing

We believe that our pricing model creates a competitive advantage as we strive to sell at the lowest possible price in the market. Our team tracks pricing daily on more than 15,000 appliance SKUs, comparing prices with all major resellers. Adjustments are made daily to ensure the success this strategy. Our business model emphasizes value added products up to and including super premium products. As a result, we believe that our average selling price by product category is higher than industry norms.

Vendor/Supplier Relationships

We offer more than 240 vendors and over 141,000 SKUs available for purchase through our website. This depth of vendor relationships gives consumers numerous options in all product categories resulting in a true one-stop shopping destination. Our vendors and suppliers are listed in the table below.

Supplier	Total Purchases (2020)	Total Purchases (2019)	Percent of Purchases (2020)	Percent of Purchases (2019)
Whirlpool	$16,254,839	$17,337,900	38.0%	44.1%
General Electric	5,247,570	2,528,000	12.3%	6.4%
Bosch	3,968,028	2,479,800	9.4%	6.3%
Electrolux	2,412,048	2,081,600	5.6%	5.3%
LG	2,497,333	1,980,200	5.8%	5.0%
Samsung	2,070,958	1,481,400	4.8%	3.8%

We are substantially dependent on Whirlpool for a large portion of our product purchases. Products are purchased from all suppliers, including Whirlpool, on an at-will basis. We have no long-term purchase agreements with Whirlpool or any other supplier. Relationships with suppliers are subject to change from time to time. Changes in our relationships with suppliers occur periodically and could positively or negatively impact our net sales and operating profits. We believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships with suppliers through, among other things, the development of new or expanded supplier relationships. Please see Item 1A “Risk Factors” for a description of the risks related to our supplier relationships, including our dependence on Whirlpool.

Marketing

We market our products through a variety of methods, including through paid shopping and paid searches, display marketing, affiliate marketing, organic marketing, paid social media marketing and email marketing. The diagram below sets forth some of our key marketing statistics for 2020.

This chart shows results from our marketing efforts. The revenue shown exceeds total revenue as a customer may visit the site more than once before making a purchase, causing revenue attribution in multiple channels.

Paid Shopping and Paid Search

Our most effective channel is paid shopping and paid search. We utilize multiple search platforms (primarily Google) to put our products in front of consumers that are searching for products online. We have engaged a “best in class” agency and continually monitor and optimize campaigns in order to create more efficient and profitable campaign results. We specialize in a “bottom of the funnel” approach, meaning our campaigns are designed to spend more liberally with those at the end of the purchase cycle, and more conservatively with those in the beginning of the purchase journey.

Display Marketing

The majority of our display efforts are in the form of remarketing across the Google ad network. At this time, we are not focused on major branding efforts as much as we are on capitalizing on consumers who have begun their buying journey. With high average order values, we find that remarketing works effectively at bringing consumers back on the website or the phone to place an order.

Affiliate Marketing

Keeping a keen eye on nexus laws, we have scaled back our affiliate marketing in order to protect the interests of our company. We have found that the administrative burden and tax impact or revenue generated by many of the affiliates outweighed the benefits. As of the date of this report, we have only one affiliate marketing relationship remaining with 169 affiliate partners.

Organic Marketing

Organic marketing continues to be a strong channel for our company. While we are not heavily invested in organic at this time, the channel resulted in approximately 1.1 million users coming to our website in 2020. We understand best practices in technology, programming, copywriting, link acquisition as well as many other strategies to ensure we are in a strong position with the largest search engines.

Paid Social Media

Social media is utilized sparingly to drive traffic and manage brand perception. It is our goal to not look irrelevant to consumers viewing us on social media, while at the same time minimizing spending on these channels. We have found awareness campaigns on social media to be ineffective with products at our price point. We do take advantage of the remarketing opportunities on Facebook, which work well for us by driving highly qualified traffic back to our website where that traffic is converted to customers.

Email

Using email marketing, we put relevant products and offers in front our of a growing email database of approximately 259,000 opted-in consumers multiple times per week. Our marketing team produces email content by utilizing in-house design, copy and programming resources. Messages are sent using an enterprise-level email service provider and metrics such as deliverability, open rates and click rates are constantly monitored. Messages are targeted to individuals based on numerous factors including what time they are most likely to read emails, past purchase behavior and frequency of interaction.

Additionally, we utilize a multitude of triggered email programs, such as cart and browse abandonment, to entice customers back into the funnel. We continue to pursue best practices such as offer modals and scraping the checkout in order to facilitate continued list growth. Below is a diagram representing key performance metrics for the period from July to December 2020.

Customers and Markets

Based on a study that we commissioned in 2019, our average shopper is between 35 and 64 years old and lives in a single-family home, which they own. Most of our customers are not reluctant to buy at a premium price for top quality as long as we and our products provide good value. Our most popular brands tend to be middle to upper market brands that are not found in the stores of many large retailers. A significant percentage of our customers have household income above $100,000.

Our physical store presence and warehouse is located in St Louis, Missouri, and third-party distribution, delivery and installation agreements allow us to serve, sell and ship to customers nationwide. We plan to expand our agreements directly with manufacturers to pick up and deliver from their warehouse to reach more customers, more quickly at reduced costs. In fact, while we started many years ago as a brick and mortar only business, about 78% of our sales originate from outside the Midwest market. The diagram below represents our sales by region for 2020:

Customer Support

Our customer support team exists to sell and service customers at all parts of the buying and ownership cycle. We believe that by integrating phone support with marketing efforts, we differentiate ourselves from big box and independent retailers. Leading edge contact center technology and management is in early stage deployment and promises to increase sales close rates, decrease cancellations, increase average ticket size and create customers that purchase within the next twelve months. Current repeat purchasing is roughly 11% within a year, which demonstrates a reasonable satisfaction with the current model. We have a customer service team of 29 members and call center sales team of 22 members.

Our call center is now available to field inbound customer calls from 8:00 am to 6:00 pm CT, Monday through Saturday and Sunday from 12:00pm to 6:00 pm CT. Approximately 36% of all sales involve an order that was placed with a sales representative. This percentage should increase in 2021 as chat becomes a more deployed resource for our shoppers and customers.

Logistics

Purchasing and Inventory Management

We primarily purchase inventory only after a sale has been made through our website, which allows us to tightly manage our inventory and warehouse space while still providing customers quick delivery times and control over the entire process. However, we do also make some strategic inventory buys to take advantage of lower costs and to satisfy consumer demand more quickly. About 64% of appliances flow through our warehouse while almost all furniture is drop shipped to the customer. All inventory is managed with a barcode system and is automatically tracked through our Microsoft Dynamics GP ERP system. As described above, initiatives are underway that will allow us to pick up products closer and more quickly directly from our manufacturers’ warehouses.

Shipping and Delivery

We take ownership of inventory when it is delivered to our warehouse. At this point, warehouse staff unloads the product, determines the delivery location, picks a carrier and ultimately ships the product. We primarily use R+L Carriers for most of our larger shipping services. We also use AM Home Delivery for furniture deliveries. If a customer is outside of their service zones or requires faster delivery times, we will use one of our three or four specialty carriers to get the job done.

Returns and Exchanges

Our return and exchange policy is designed to be as worry-free and customer-friendly as possible. We offer a 30-day money back, 100% satisfaction guarantee. If a customer is not satisfied with his or her order, we will exchange or refund the full purchase price, minus all shipping costs, within 30 days of delivery. We do not charge a restocking fee when items are returned or exchanged, which we believe differentiates us from other retailers. We will not take returns of, or exchange, products that are damaged, installed, assembled, or used after the customer has taken delivery.

Competition

We compete with big box retailers, independent appliance and furniture retailers, hybrid retail and direct-to-consumer companies and web only companies. As a hybrid retail and direct-to-consumer company, we have the ability to navigate the competitive offerings of each competitor, utilizing online marketing, our customer service expertise and large curated assortments to attract and retain new customers.

Appliances

The U.S. appliance market in general is highly fragmented with thousands of local and regional retailers competing for share. Our primary competitors in the appliance market include:

●	Big Box Retailers: Home Depot, Lowe’s, Best Buy and Walmart;

●	Online Retailers and Marketplaces: Amazon and Wayfair; and

●	Specialty Retailers: AJ Madison, Appliances Connection and US Appliance.

The shifting landscape to online sales in the segment is providing a significant market share capture and positioning opportunity for companies. We are continuing to capitalize on this market shift.

Furniture and Homewares

Although consolidation in the U.S. furniture and homeware market continues to progress, the industry is still relatively fragmented compared to other retail subsectors of similar market value. Our main competitors in the furniture and homewares market include:

●	Furniture Stores: Ashley Furniture, Bob’s Discount Furniture, Havertys and Rooms To Go;

●	Big Box Retailers: Bed Bath & Beyond, IKEA, Target and Walmart;

●	Department Stores: JCPenney and Macy’s;

●	Specialty Retailers: Crate and Barrel and Ethan Allen; and

●	Online Retailers and Marketplaces: Amazon, Wayfair and eBay.

Much like the appliance market, the shifting landscape to online sales in the segment is providing a significant market share capture and positioning opportunity for companies. We are continuing to capitalize on this market shift. We believe there may be opportunities for nationally distributed niche products, like sleeper sofas, where we could benefit from not inventorying product but marketing and then ordering on demand after payment. Similar opportunities are even more broadly available in the appliance market.

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Name and reputation. We believe that we enjoy a long-standing (50+ years) reputation with vendors and customers for our focus on offering a full line of appliances and other home furnishings with competitive pricing and superior customer service.

●	Strong customer relationships. We focus on the committed shopper who is interested in purchasing core, premium and luxury appliances, furniture and other home goods at market competitive prices.

●	Highly trained and professional staff. We believe that our personnel are our most important asset. We have an internal sales support team of 22 personnel who are trained to educate and support customers when selecting and buying products. Approximately 36% of customer orders consist of a phone conversation with a sales team member, which becomes a differentiator when competing with online only companies and with brick and with mortar outlets.

●	Product pricing. We believe that our pricing model creates a competitive advantage as we strive to sell at the lowest allowed price in the market. Our team tracks pricing daily on more than 15,000 appliance SKUs, comparing prices with all major resellers. Adjustments are made daily to ensure this strategy.

●	Online sales expertise. We believe that our ability to transact online, big ticket, home delivery gives us strategic positioning and capability to sell more products to our current customer base, as well as to add new big ticket product categories.

●	Best in class customer service and marketing technology. We believe that the investments we have made in our call center tools and the latest version of our shopping platform, combined with digital marketing optimization, should put us in position to offer a scalable, repeatable quality process that is second to none in the retail appliance industry.

Growth Strategies

We will strive to grow our business by pursuing the following growth strategies.

●	Significantly increase marketing spend. We plan to partner with nationally accredited advertising and marketing agencies to more efficiently utilize our advertising dollars and to increase sales through our website and our call center.

●	Expand in the commercial market. To date, we have directed all marketing efforts toward the consumer. With remodels and new home construction, there is opportunity to market to home builders, contractors and interior designers who are making or influencing the purchasing decision for many consumers. We believe that our low price business model would be received well by this market, creating substantial revenue opportunities and more repeat business. Evidence of unmet demand and market need is ongoing with large commercial sales occurring organically each week through our web site and contact center.

●	Expand category management. We have expanded from online appliances to furniture and other categories while maintaining management headcount. Management feels that committing dedicated resources to each category and building them out in business unit fashion will not only drive revenue but increase and improve margins.

●	Warehouse and shipping optimization. We plan to implement a series of initiatives with key vendors to increase shipping speed to customers, cut costs and increase margins. We plan to pick up product from manufacturers’ warehouses and selectively use inventory buys to reduce costs. With access to vendor warehouse operations, we expect to take advantage of buying opportunities and capture time-sensitive customers more frequently.

●	Ride the wave of online retail. Big ticket online retail continues to grow significantly as product offerings and shopping experiences online and on the phone become superior and preferred to most brick and mortar shopping. We are making key investments in people, processes and systems that we believe will grow our customer base. We believe that we are well positioned to benefit from the growth in online retail.

Intellectual Property

We own several domain names, including for our www.goedekers.com website. The agreements with our suppliers generally provide us with a limited, non-exclusive license to use the supplier’s trademarks, service marks and trade names for the sole purpose of promoting and selling their products.

To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. We rely on the protection of laws regarding unregistered copyrights for certain content we create. We also rely on trade secret laws to protect our proprietary technology and other intellectual property. To further protect our intellectual property, we enter into confidentiality agreements with our executive officers and directors.

Employees

As of December 31, 2020, we employed 102 full-time employees.

Department/Function	Employees
Accounting/Finance	13
Sales and Marketing	23
Customer Service	29
Information Technology	8
Merchandising	11
Purchasing	4
Warehouse	6
Administrative	8
TOTALS	102

None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

Our business is subject a variety of laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which we store or transfer sensitive information or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this report, before purchasing our common stock. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors, but they do not constitute all of the risks that may be applicable. Any of the following factors could harm our business, financial condition, results of operations or prospects, and could result in a partial or complete loss of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

Risks Related to the Proposed Acquisition

If the benefits of the proposed acquisition do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline.

If the benefits of the proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our common stock prior to the closing of the proposed acquisition may decline. The market values of our common stock at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

In addition, broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

The proposed acquisition is subject to a number of conditions.

The purchase agreement contains a number of conditions that must be fulfilled to complete the proposed acquisition, including, without limitation: the receipt of all authorizations, consents, permits, licenses or approvals of all governmental authorities or other third parties; the expiration or termination of any waiting period applicable to the consummation of the transaction under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended; the absence of any temporary, preliminary or permanent restraining order preventing the consummation of the proposed acquisition; the release of any security interests related to Appliances Connection; the execution of new leases for certain properties; the execution of certain employment agreements between certain officers of Appliances Connection and ACI; the receipt of an opinion of the sellers’ counsel; and the receipt of documents required for the transfer of the securities of Appliances Connection to ACI. In addition, ACI shall have obtained on terms and conditions reasonably satisfactory to it all of the financing necessary to pay the cash portion of the purchase price and pay related fees and expenses to consummate the proposed acquisition and provide reasonably adequate working capital for Appliances Connection after the closing.

The required satisfaction of the foregoing conditions could delay the completion of the proposed acquisition for a significant period of time or prevent it from occurring. Any delay in completing the proposed acquisition could cause our company not to realize some or all of the benefits that the parties expect our company to achieve. Further, there can be no assurance that the conditions to the closing of the proposed acquisition will be satisfied or waived or that the proposed acquisition will be completed.

Failure or delay to complete the proposed acquisition could negatively impact our business, financial condition, results of operations or stock price.

Completion of the proposed acquisition is conditioned upon the satisfaction of certain closing conditions, including those discussed above, and other closing conditions customary for a transaction of this size and type. The required conditions to closing may not be satisfied in a timely manner, if at all. If the proposed acquisition is not consummated for these or any other reasons, we may be subject to a number of adverse effects, including:

●	the price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed acquisition will be completed;

●	our operations may continue to incur loss; and

●	costs related to the proposed acquisition, such as legal, accounting, financial advisory and printing fees, must be paid even if the proposed acquisition is not completed.

Furthermore, if the proposed acquisition is not completed, there can be no assurance that we will be able to find another target business on terms as favorable as those of the proposed acquisition.

We have incurred and expect to continue to incur substantial transaction-related costs in connection with the proposed acquisition.

We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs associated with completing the proposed acquisition. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred, which may be higher than expected and could have a material adverse effect on the new business’s financial condition and operating results.

As a result of the proposed acquisition, our company may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

We conducted due diligence on Appliances Connection. However, the due diligence process may not reveal all material liabilities of Appliances Connection currently existing or which may be asserted in the future against our company relating to its activities before the consummation of the proposed acquisition transaction. There can be no assurance that our company will not have any liabilities in connection with the closing of the proposed acquisition that we are unaware of or that we will be successful in enforcing any indemnification provisions or that such indemnification provisions will be adequate to reimburse us. Any such liabilities of Appliances Connection that survive the proposed acquisition could harm our revenues, business, prospects, financial condition and results of operations.

Risks Related to our Business and Industry

The COVID-19 pandemic may cause a material adverse effect on our business.

In late 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

The COVID-19 pandemic continues to rapidly evolve. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results.

Most states and cities reacted by instituting quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. Pursuant to restrictions in Missouri, our showroom was closed from April through June of 2020, but our call center and warehouse continued to operate. Since over 95% of our sales are completed online and our call center and warehouse and distribution operations continued to operate, the restrictions put in place have not had a materially negative impact on our operations. However, the situation surrounding COVID-19 remains fluid, and we may be required to close or limit service offerings in our retail facility or warehouse in response to guidance from applicable government and public health officials, which could adversely affect our operations and revenues.

In addition, we are dependent upon suppliers to provide us with all of the products that we sell. We source, and sell products from domestic and international vendors, and their ability to reliably and efficiently fulfill our orders is critical to our business success. The pandemic has impacted and may continue to impact suppliers and manufacturers of certain of our products. As a result, we have faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

If the current pace of the pandemic cannot be slowed and the spread of COVID-19 is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees were suspected of having COVID-19, which could require quarantine of some or all such employees or closure of our facilities for disinfection. We may also delay or reduce certain capital spending and related projects until the travel and logistical impacts of the pandemic are lifted, which will delay the completion of such projects. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

Further, the global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business and demand for our products. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic. Changing consumer behaviors as a result of the pandemic may also have a material impact on our revenue.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

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

To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to achieve profitability.

Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as the websites of our competitors or our suppliers’ own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our advertising efforts consist primarily of email marketing, affiliate marketing, and to a lesser extent, social media. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.

We believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers. Therefore, we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers.

Our success depends in part on our ability to increase our net revenue per active customer. If our efforts to increase customer loyalty and repeat purchasing as well as maintain high levels of customer engagement are not successful, our growth prospects and revenue will be materially adversely affected.

Our ability to grow our business depends on our ability to retain our existing customer base and generate increased revenue and repeat purchases from this customer base, and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:

●	providing imagery, tools and technology that attract customers who historically would have bought elsewhere;

●	maintaining a high-quality and diverse portfolio of products;

●	delivering products on time and without damage; and

●	maintaining and further developing our online platforms.

If we fail to increase net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement, our growth prospects, operating results and financial condition could be materially adversely affected.

Our business depends on our ability to build and maintain strong brands. We may not be able to maintain and enhance our brands if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brand depends largely on our ability to maintain customer confidence in our product and service offerings, including by delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our customer base and result in decreased revenue, which could adversely affect our business and financial results. A significant portion of our customers’ brand experience also depends on third parties outside of our control, including suppliers and logistics providers such as R+L Carriers, AM Home Delivery and other third-party delivery agents. If these third parties do not meet our or our customers’ expectations, our brands may suffer irreparable damage.

In addition, maintaining and enhancing these brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not be able to do successfully.

Customer complaints or negative publicity about our sites, products, delivery times, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands.

Our efforts to expand our business into new brands, products, services, technologies, and geographic regions will subject us to additional business, legal, financial, and competitive risks and may not be successful.

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographies. Launching new brands and services or expanding geographically requires significant upfront investments, including investments in marketing, information technology, and additional personnel. We may not be able to generate satisfactory revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.

We have also entered and may continue to enter into new markets in which we have limited or no experience, which may not be successful or appealing to our customers. These activities may present new and difficult technological and logistical challenges, and resulting service disruptions, failures or other quality issues may cause customer dissatisfaction and harm our reputation and brand. Further, our current and potential competitors in new market segments may have greater brand recognition, financial resources, longer operating histories and larger customer bases than we do in these areas. As a result, we may not be successful enough in these newer areas to recoup our investments in them. If this occurs, our business, financial condition and operating results may be materially adversely affected.

If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.

Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on our sites via emails and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. Any surge in online traffic and orders associated with such promotional activities places increased strain on our operations, including our logistics network, and may cause or exacerbate slowdowns or interruptions. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier and employee base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

Our ability to obtain continued financing is critical to the growth of our business. We will need additional financing to fund operations, which additional financing may not be available on reasonable terms or at all.

Our future growth, including the potential for future market expansion will require additional capital. We will consider raising additional funds through various financing sources, including the procurement of additional commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to execute our growth strategy, and operating results may be adversely affected. Any additional debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.

Our ability to obtain financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, are not sufficient to satisfy our capital needs, we may be required to decrease the pace of, or eliminate, our future product offerings and market expansion opportunities and potentially curtail operations.

Our third-party loans contain certain terms that could materially adversely affect our financial condition.

We are party to third party loans that are secured by our assets. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Recent Developments” for a description of these loans. The loan documents contain customary representations, warranties and affirmative and negative covenants. If an event of default were to occur under these loans, the lenders thereto may pursue all remedies available to them, including declaring the obligations under the loans immediately due and payable, which could materially adversely affect our financial condition.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes furniture stores, big box retailers, department stores, specialty retailers, and online retailers and marketplaces in the U.S., including:

●	Furniture Stores: Ashley Furniture, Bob’s Discount Furniture, Havertys and Rooms To Go;

●	Big Box Retailers: Bed Bath & Beyond, Home Depot, IKEA, Lowe’s, Target, Best Buy and Walmart;

●	Department Stores: JCPenney and Macy’s;

●	Specialty Retailers: Crate and Barrel and Ethan Allen;

●	Online Retailers and Marketplaces: Amazon, Wayfair and eBay; and

●	Other: AJ Madison, Appliances Connection and US Appliance.

We expect competition in e-commerce generally to continue to increase. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including:

●	the size and composition of our customer base;

●	the number of suppliers and products we feature on our sites;

●	our selling and marketing efforts;

●	the quality, price and reliability of products we offer;

●	the convenience of the shopping experience that we provide;

●	our ability to distribute our products and manage our operations; and

●	our reputation and brand strength.

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, faster and less costly shipping, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net revenue and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net revenue from their customer bases more effectively than we do.

Our success depends, in substantial part, on our continued ability to market our products through search engines and social media platforms.

The marketing of our products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with search engines and social media platforms, including those operated by Google, Facebook, Bing and Yahoo! These platforms could decide to change their terms and conditions of use at any time (and without notice) and/or significantly increase their fees. No assurances can be provided that we will be able to maintain cost-effective and otherwise satisfactory relationships with these platforms and our inability to do so in the case of one or more of these platforms could have a material adverse effect on our business, financial condition and results of operations.

We obtain a significant number of visits via search engines such as Google, Bing and Yahoo! Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links and, therefore, reduce the number of visits to our website. The growing use of online ad-blocking software may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more customers to our website, which could have a material adverse effect on our business, financial condition and results of operations.

System interruptions that impair customer access to our sites or other performance failures or incidents involving our logistics network, our technology infrastructure or our critical technology partners could damage our business, reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our sites, transaction processing systems, logistics network, and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.

For example, if one of our data centers fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, are also vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, cyber-attacks, data loss, acts of war, break-ins, earthquake and similar events. In the event of a data center failure, the failover to a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our site’s functionality.

We use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we have in the past and may in the future experience slowdowns or interruptions on some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net revenue depends on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand.

We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we may be required to further expand and upgrade our technology, logistics network, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes.

Any slowdown, interruption or performance failure of our sites and the underlying technology and logistics infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers, which could materially adversely affect our results of operations.

Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit certain proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit, encrypt, anonymize or pseudonymize certain confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction and personal data or other confidential and sensitive information from being breached or compromised. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems and human resources management platforms. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of personal information, including consumers’ and employees’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; limited or terminated access to certain payment methods or fines or higher transaction fees to use such methods; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access that customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

We may be subject to product liability and other similar claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability and other claims and litigation (including class actions) or regulatory action relating to safety, personal injury, death or environmental or property damage. Some of our agreements with members of our supply chain may not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.

We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, transport security, inflation, and other factors relating to our suppliers are beyond our control.

Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they usually restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and offer high quality merchandise to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, would be materially adversely affected.

Further, we rely on our suppliers’ representations of product quality, safety and compliance with applicable laws and standards. If our suppliers or other vendors violate applicable laws, regulations or our supplier code of conduct, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our suppliers could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside of our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations and financial results.

We also are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to new, different, or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. Furthermore, some or all of our suppliers’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.

In addition, our business with foreign suppliers may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any movement by any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign suppliers to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments, or discontinue selling to us altogether, any of which could ultimately reduce our sales or increase our costs.

Our suppliers have imposed conditions in our business arrangements with them. If we are unable to continue satisfying these conditions, or such suppliers impose additional restrictions with which we cannot comply, it could have a material adverse effect on our business, financial condition and operating results.

Our suppliers have strict conditions for doing business with them. Several are sizeable such as General Electric, Whirlpool and DMI. If we cannot satisfy these conditions or if they impose additional or more restrictive conditions that we cannot satisfy, our business would be materially adversely affected. It would be materially detrimental to our business if these suppliers decided to no longer do business with us, increased the pricing at which they allow us to purchase their goods or impose other restrictions or conditions that make it more difficult for us to work with them. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Our dependence on one supplier for a substantial portion of our purchases makes us vulnerable to a disruption in the supply of its products.

We rely on Whirlpool for a substantial portion of product purchases. For the years ended December 31, 2020 and 2019, approximately 38.0% and 44.1%, respectively, of our total purchases were from Whirlpool. As a result, any of the following could have a material adverse effect on our business, financial condition and results of operations:

●	termination of the supply agreement;

●	an adverse change in the financial condition of Whirlpool; or

●	an adverse change in the Whirlpool’s ability to manufacture and/or deliver desired products on a timely basis.

Our agreement with Whirlpool is terminable at will by either party upon short notice, so does not provide for the long-term availability of products, nor does it provide for the continuation of particular pricing practices. There can be no assurance that Whirlpool will continue to sell us products or that we will be able to establish new supply relationships to ensure similar product acquisitions in a timely and efficient manner and on acceptable commercial terms.

Successful performance of these supply agreement is critical to our success. If the supply relationship is affected adversely, we may be unable to replace quickly or effectively the products sold to us by Whirlpool. Significant disruptions could have a dramatic effect on our performance.

We may be unable to source new suppliers or strengthen our relationships with current suppliers.

We have relationships with over 240 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.

In order to attract quality suppliers, we must:

●	demonstrate our ability to help our suppliers increase their sales;

●	offer suppliers a high quality, cost-effective fulfillment process; and

●	continue to provide suppliers with a dynamic and real-time view of our demand and inventory needs.

If we are unable to provide our suppliers with a compelling return on investment and an ability to increase their sales, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.

We depend on our suppliers to perform certain services regarding the products that we offer.

As part of offering our suppliers’ products for sale on our sites, suppliers are often responsible for conducting a number of traditional retail operations with respect to their respective products, including maintaining inventory and preparing merchandise for shipment to our customers. In these instances, we may be unable to ensure that suppliers will perform these services to our or our customers’ satisfaction in a manner that provides our customer with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.

We depend on our relationships with third parties, and changes in our relationships with these parties could adversely impact our revenue and profits.

We rely on third parties to operate certain elements of our business. For example, we primarily uses R+L Carriers for most of our larger shipping services and AM Home Delivery for furniture deliveries, and we use carriers such as FedEx, UPS, DHL and the U.S. Postal Service to deliver small parcel products. As a result, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, labor activism, health epidemics or bioterrorism. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as retail partner services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation and design services.

We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions or make changes to their practices that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.

Certain trends in our business place increased strain on our operations.

We experience surges in orders associated with promotional activities. This activity may place additional demands on our technology systems and logistics network and could cause or exacerbate slowdowns or interruptions. Any such system, site or service interruptions could prevent us from efficiently receiving or fulfilling orders, which may reduce the volume or quality of goods or services we sell and may cause customer dissatisfaction and harm our reputation and brand. These activities are primarily during holidays such as Presidents Day, Memorial Day, July 4th, Labor Day, Thanksgiving Day, and Christmas and Black Friday and Cyber Monday.

Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. We continually upgrade existing technologies and business applications to keep pace with these rapidly changing and continuously evolving technologies, and we may be required to implement new technologies or business applications in the future. The implementation of these upgrades and changes requires significant investments and as new devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms. Additionally, we may need to devote significant resources to the support and maintenance of such applications once created. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure to accommodate such alternative devices and platforms. Further, in the event that it is more difficult or less compelling for our customers to buy products from us on their mobile or other devices, or if our customers choose not to buy products from us on such devices or to use mobile or other products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially adversely affected.

Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. Many of our products are large and require special handling and delivery. From time to time our products are damaged in transit, which can increase return rates and harm our brand.

Uncertainties in economic conditions and their impact on consumer spending patterns, particularly in the home goods segment, could adversely impact our operating results.

Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Some of the factors adversely affecting consumer spending include levels of unemployment; consumer debt levels; changes in net worth based on market changes and uncertainty; home foreclosures and changes in home values or the overall housing, residential construction or home improvement markets; fluctuating interest rates; credit availability, including mortgages, home equity loans and consumer credit; government actions; fluctuating fuel and other energy costs; fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.

Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us, or on our behalf by our vendors, generate a significant portion of our net revenue. We provide daily emails to customers and other visitors informing them of what is available for purchase on our sites that day, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of subscribers opening our emails. For example, in 2013 Google Inc.’s Gmail service began offering a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

We are subject to risks related to online payment methods.

We accept payments using a variety of methods, including credit card, debit card, PayPal, credit accounts and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.

We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, financial condition and results of operations.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e- commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. Adverse legal or regulatory developments could substantially harm our business. Further, if we enter into new market segments or geographical areas and expand the products and services we offer, we may be subject to additional laws and regulatory requirements or prohibited from conducting our business, or certain aspects of it, in certain jurisdictions. We will incur additional costs complying with these additional obligations and any failure or perceived failure to comply would adversely affect our business and reputation.

Failure to comply with applicable laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of laws and regulations govern the collection, use, retention, sharing, export and security of personal information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any applicable privacy or consumer protection- related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018) where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Other new or revised taxes and, in particular, sales taxes, value added tax and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. In addition, we may charge sales taxes in jurisdictions where our competitors do not, resulting in our product prices potentially being higher than those of our competitors. As a result, we may lose sales to our competitors in these jurisdictions. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.

We believe our success has depended, and continues to depend, on the members of our senior management team. The loss of any of our senior management or other key employees could materially harm our business. Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers and merchandising and technology personnel. The market for such positions is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. Our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.

We may not be able to adequately protect our intellectual property rights.

We regard our customer lists, domain names, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain broad protection for all of our intellectual property. For example, we are the registrant of the Internet domain names for our websites. However, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights.

The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. We may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition and operating results. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may not be able to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Additionally, the process of obtaining intellectual property protections is expensive and time-consuming, and we may not be able to pursue all necessary or desirable actions at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these protections will adequately safeguard our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. We may also be exposed to claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of open source software or derivative works that we developed using such software (which could include our proprietary code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software.

We may be accused of infringing intellectual property rights of third parties.

The e-commerce industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We may be subject to claims and litigation by third parties that we infringe their intellectual property rights. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained. As our business expands and the number of competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Any claims or proceedings against us, whether meritorious or not, could be time-consuming, result in considerable litigation costs, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially adversely affect our business, financial condition and operating results.

We have received in the past, and we may receive in the future, communications alleging that certain items posted on or sold through our sites violate third-party copyrights, designs, marks and trade names or other intellectual property rights or other proprietary rights. Brand and content owners and other proprietary rights owners have actively asserted their purported rights against online companies. In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided and abetted in the sale of counterfeit or infringing products.

Such claims, whether or not meritorious, may result in the expenditure of significant financial, managerial and operational resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have violated their rights, but such licenses may not be available on terms acceptable to us, or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Litigation disputes could cause us to incur unforeseen expenses, result in site unavailability, service disruptions, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. We also from time to time receive inquiries and subpoenas and other types of information requests from government authorities and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.

We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a non-accelerated filer or no longer an emerging growth company if we take advantage of the exemptions available to us through the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

Risks Related to Ownership of Our Common Stock

We may not be able to maintain a listing of our common stock on NYSE American.

Our common stock is currently traded on NYSE American. We must meet certain financial and liquidity criteria to maintain the listing of our common stock on NYSE American. If we fail to meet any listing standards or if we violate any listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from NYSE American may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

The market price, trading volume and marketability of our common stock may, from time to time, be significantly affected by numerous factors beyond our control, which may materially adversely affect the market price of your common stock, the marketability of your common stock and our ability to raise capital through future equity financings.

The market price and trading volume of our common stock may fluctuate significantly. Many factors that are beyond our control may materially adversely affect the market price of your common stock, the marketability of your common stock and our ability to raise capital through equity financings. These factors include the following

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our ability to maintain the listing of our common stock on NYSE American.

An active, liquid trading market for our common stock may not be sustained, which may make it difficult for you to sell the common stock you purchase.

We cannot predict the extent to which investor interest in us will sustain a trading market or how active and liquid that market may remain. If an active and liquid trading market is not sustained, you may have difficulty selling any of our common stock that you purchase at a price above the price you purchase it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline, and you may not be able to sell your shares of our common stock at or above the price you paid or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Certain of our directors could be in a position of conflict of interest.

Our Chairman, Ellery W. Roberts, is the controlling principal of 1847 Partners LLC, or our manager, which provides certain services to us, including administrative supervision and oversight of our day-to-day business operations, for a quarterly management fee equal to $62,500. He may obtain compensation and other benefits in transactions relating to us that involve our manager. Consequently, there exists the possibility for Mr. Roberts to be in a position of conflict. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. In the case of transactions with these affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us.

We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future.

We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur could adversely affect the market price of our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The Securities and Exchange Commission, or the SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NYSE American or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in JOBS Act) under the reporting rules set forth under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Because we will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, and limit attempts by our stockholders to replace or remove our current management.

Certain provisions of Delaware law and our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

●	provide that directors may only be removed by the majority of the shares of voting stock then outstanding; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. They may also make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We are headquartered at 13850 Manchester Rd., St. Louis, Missouri 63011. This facility totals 50,000 square feet of office, showroom and warehouse space. We lease this facility pursuant to a lease agreement entered into with S.H.J., L.L.C., a Missouri limited liability company and affiliate of Goedeker Television, on April 5, 2019. The lease is for a term of five (5) years and provides for a base rent of $45,000 per month. In addition, we are responsible for all taxes and insurance premiums during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The lease contains customary events of default, including if: (i) we shall fail to pay rent within five (5) days after the due date; (ii) any insurance required to be maintained by us pursuant to the lease shall be canceled, terminated, expire, reduced, or materially changed; (iii) we shall fail to comply with any term, provision, or covenant of the lease and shall not begin and pursue with reasonable diligence the cure of such failure within fifteen (15) days after written notice thereof to us; (iv) we shall become insolvent, make an assignment for the benefit of creditors, or file a petition under any section or chapter of the Bankruptcy Code, or under any similar law or statute of the United States of America or any State thereof; or (v) a receiver or trustee shall be appointed for the leased premises or for all or substantially all of our assets.

On January 13, 2021, we entered into a lease agreement with Westgate 200, LLC for a new location totaling approximately 58,000 square feet of office, showroom and warehouse space in St. Charles, Missouri. The lease is for a term of 63 months with two (2) options to renew for additional five (5) year periods and provides for a base rent of $4.35 per square foot per year with 2.5% annual increases and a three-month abatement, resulting in a base rent during the first year of $20,976.79 per month, increasing to a base rent during the fifth year of $23,146.80 per month. We will also pay our 29% pro rata portion of the property taxes, operating expenses and insurance costs and are also responsible to pay for the utilities used on the premises. In the event of late payment, interest shall accrue on the unpaid amount at the rate equal to the greater of (i) two (2) percentage points in excess of the prime lending rate as established by U.S. Bank, N.A., or (ii) the default rate applicable to the first priority mortgage in effect at the time such default interest rate is imposed. The lease contains customary events of default, including (i) if we shall fail to pay rent within five (5) days after the due date, (ii) if we shall fail to observe or perform any other terms, covenants, conditions or provisions under the lease and fail to cure such default within thirty (30) days after written notice to us, (iii) if we fail to occupy all or any material portion of the lease premises for more than ninety (90) consecutive days, for reasons other than force majeure, and fail to pay all costs incurred by the landlord as a result of such failure to occupy, and other customary representations, warranties and covenants.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our businesses.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on NYSE American under the symbol “GOED” on July 31, 2020.

Number of Holders of our Common Shares

As of March 26, 2021, there were approximately 48 stockholders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Item 1A “Risk Factors—Risks Related Ownership of Our Common Stock—We do not expect to declare or pay dividends in the foreseeable future.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2020 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2020 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2020.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections Item 1A “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements”.

All periods presented on or prior to April 5, 2019 represent the operations of Goedeker Television, our predecessor. Unless otherwise specified, all results of operations information for the year ended December 31, 2019 reflects the full year.

References to “Successor” refer to the financial position and results of operations of our company subsequent to April 5, 2019. References to “Predecessor” refer to the financial position and results of operations of Goedeker Television on and before April 5, 2019.

Overview

Our company is a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. Since our founding in 1951, we have evolved from a local brick and mortar operation serving the St. Louis metro area to a large nationwide omnichannel retailer that offers one-stop shopping for the leading brands. While we still maintain our St. Louis showroom, over 95% of our sales are placed through our website at www.goedekers.com. We offer over 141,000 SKUs organized by category and product features, providing visitors to the site an easy to navigate shopping experience.

Through our e-commerce business model, we offer an online marketplace for consumers looking for variety, style, service and value when shopping for nearly any home product needed. We are focused on bringing our customers an experience that is at the forefront of shopping online for the home. We have built a large online selection of appliances, furniture, home goods and related products. We are able to offer this vast selection of products because our model requires minimal inventory in relation to our sales. We specialize in the home category and this has enabled us to build a shopping experience and logistics infrastructure that is tailored to the unique characteristics of our market.

Recent Developments

Impact of Coronavirus Pandemic

In late 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

Most states and cities, including in markets in which we operate, reacted by instituting quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. Pursuant to restrictions in Missouri, our showroom was closed from April through June of 2020, but our call center and warehouse continued to operate. Since over 95% of our sales are completed online and our call center and warehouse and distribution operations continued to operate, the restrictions put in place have not had a materially negative impact on our operations.

Notwithstanding the foregoing, we are dependent upon suppliers to provide us with all of the products that we sell. The pandemic has impacted and may continue to impact suppliers and manufacturers of certain of our products. As a result, we have faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

In addition, the global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic. Changing consumer behaviors as a result of the pandemic may also have a material impact on our revenue.

Furthermore, the spread of COVID-19 has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

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

If the current pace of the pandemic cannot be slowed and the spread of COVID-19 is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees were suspected of having COVID-19, which could require quarantine of some or all such employees or closure of our facilities for disinfection. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also Item 1A “Risk Factors” for more information.

Lease Agreement

On January 13, 2021, we entered into a lease agreement with Westgate 200, LLC, pursuant to which we lease approximately 58,000 square feet in a building located in St. Charles, Missouri, and which we expect to occupy on or around April 15, 2021. The lease, which commenced on January 13, 2021, is for a term of 63 months and provides for a base rent of $4.35 per square foot per year with 2.5% annual increases and a three-month abatement, resulting in a base rent during the first year of $20,977 per month, increasing to a base rent during the fifth year of $23,147 per month. We will also pay our 29% pro rata portion of the property taxes, operating expenses and insurance costs and are also responsible to pay for the utilities used on the premises. Pursuant to the lease, the landlord will provide us with an improvement allowance of $150,000 towards the expenses incurred by us connection with the installation of approved office and bathroom improvements, together with the main electrical services for the premises, and we are responsible for any additional work necessary to ready the premises for our occupancy, such as installing furnishings, trade fixtures and equipment. We have two (2) options to renew the lease, each for an additional five (5) year period.

Securities Purchase Agreement

On March 19, 2021, we entered into a securities purchase agreement with two institutional investors, pursuant to which we issued to each investor (i) a 10% OID senior secured promissory note in the principal amount of $2,750,000 and (ii) a four-year warrant to purchase 200,000 shares of our common stock at an exercise price of $12.00, subject to adjustments, which may be exercised on a cashless basis, for a purchase price of $2,500,000 each, or $5,000,000 in the aggregate. After deducting a placement fee and other expenses, we received net proceeds of $4,590,000.

The notes bear interest at a rate of 10% per annum and mature on December 19, 2021. We may prepare the notes in whole or in part at any time or from time to time without penalty or premium upon at least five (5) days prior written notice, which notice period may be waived by the holder. In addition, if we issue and sell shares of our equity securities to investors on or before the maturity date in an equity financing with total gross proceeds of not less than $10,000,000 (excluding the conversion of the notes or other convertible securities issued for capital raising purposes), then we must repay the then-outstanding principal amount of the notes and any accrued but unpaid interest.

The notes are secured by a first priority security interest in all of our assets and contain customary events of default. Upon, and during the continuance of, an event of default, the notes are convertible, in whole or in part, at the option of the holder into shares of common stock at a conversion price equal to $12.00, or if lower, 80% of the lowest volume weighted average price for the twenty (20) consecutive trading days prior to the applicable conversion date, but in no event less than $9.00. The conversion price will be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. In addition, if we sell or grant any common stock or securities convertible into or exchangeable for common stock or grant any right to reprice such securities at an effective price per share that is lower than the then conversion price, the conversion price shall be reduced to such price, subject to certain exceptions set forth in the notes.

Notwithstanding the foregoing, we shall not effect any conversion of a note, and a holder shall not have the right to convert any principal and/or interest of a note, to the extent that after giving effect to the conversion the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own over 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. The holder may, upon not less than 61 days’ prior notice to us, increase or decrease such limitation, provided that such limitation in no event exceeds 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. The warrants also contain this beneficial ownership limitation.

The securities purchase agreement contains customary representations, warranties and covenants for a transaction of this type. Pursuant to the securities purchase agreement, the investors were granted piggy-back registration rights with respect to the shares issuable upon conversion of the notes and exercise of the warrants. We also agreed that, until the date that no investor own any securities, we will timely file (or obtain extensions in respect thereof and file within the applicable grace period) all reports required to be filed by us pursuant to the Exchange Act even if we are not then subject to the reporting requirements of the Exchange Act. In addition, we agreed that, so long as any of the notes remain outstanding, neither our company, nor any subsidiary of our company, shall, without each investor’s written consent and subject to certain exceptions set forth in the securities purchase agreement:

●	sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business;

●	incur, create, assume or suffer to exist any lien on any of its property or assets, except for certain liens set forth in the Purchase Agreement;

●	incur or suffer to exist or guarantee any indebtedness that is senior to or pari passu with (in priority of payment and performance) our obligations under the securities purchase agreement except for non-equity linked indebtedness relating to the acquisition of inventory secured by certain liens;

●	pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock, other than dividends on shares of common stock solely in the form of additional shares of common stock, or directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock;

●	redeem, repurchase or otherwise acquire in any one transaction or series of related transactions any shares of our capital stock or any warrants, rights or options to purchase or acquire any such shares, or repay any pari passu or subordinated indebtedness other than non-equity linked indebtedness relating to the acquisition of inventory secured by certain liens;

●	lend money, give credit, make advances to or enter into any transaction with any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries and affiliates of our company, except loans, credits or advances (i) in existence or committed on the closing date and which we have informed each investor in writing prior to the closing date, (ii) in regard to transactions with unaffiliated third parties, made in the ordinary course of business, or (iii) in regard to transactions with unaffiliated third parties, not in excess of $50,000; or

●	repay any affiliate (as defined in Rule 144) of our company in connection with any indebtedness or accrued amounts owed to any such party.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition; and

●	market conditions and our market position.

Key Financial Operating Metrics

	Years Ended December 31,
	2020	2019
Site Sessions (in millions)	9.9	6.3
Order History (in millions)	$123.2	$61.8

A site session occurs when a person visits our website. An order occurs when a customer has visited our website and ordered one or more items and has paid for them. An order is paid for by our customer when the order is placed and booked as revenue by us when the order is shipped..

Total revenues and total orders for any given month may not be equal for two primary reasons: (1) normal customer cancellations and (2) the time required to ship an order and recognize revenue. When there are no supply chain issues, the time from order to shipping is between 20 and 25 days. Thus, an order made after the 10th of the current month will become revenue in the succeeding month, distorting the comparison between a months’ orders and its sales. In 2020, supply chain issues increased the time up to 44 days from order to delivery.

Our site sessions increased to approximately 9.9 million in the year ended December 31, 2020, as compared to approximately 6.3 million in the year ended December 31, 2019. These increased site sessions resulted in three-year highs for orders in the year ended December 31, 2020.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table sets forth key components of our results of operations for the year ended December 31, 2020 (Successor), for the period from April 6 to December 31, 2019 (Successor), and for the period from January 1 to April 5, 2019 (Predecessor), in dollars and as a percentage of our revenue.

	Successor				Predecessor
	Year Ended December 31, 2020		Period April 6 to December 31, 2019 (As Restated)		Period January 1 to April 5, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$55,133,653	100.00%	$34,668,112	100.0%	$12,946,901	100.0%
Cost of goods sold	47,878,541	86.84%	28,596,129	82.49%	11,004,842	85.00%
Gross profit	7,255,112	13.16%	6,071,983	17.51%	1,942,059	15.00%
Operating expenses
Personnel	6,565,380	11.91%	2,909,751	8.39%	913,919	7.06%
Advertising	4,865,361	8.82%	1,996,507	5.76%	714,276	5.52%
Bank and credit card fees	1,806,620	3.28%	870,877	2.51%	329,247	2.54%
Depreciation and amortization	549,712	1.00%	271,036	0.78%	9,675	0.07%
General and administrative	7,900,566	14.33%	4,728,571	13.64%	451,214	3.49%
Total operating expenses	21,687,639	39.37%	10,776,742	31.09%	2,418,331	18.68%
Loss from operations	(14,432,527)	(26.18)%	(4,704,759)	(13.57)%	(476,272)	(3.68)%
Other income (expense)
Interest income	2,479	-	-	-	23,807	0.18%
Financing costs	(762,911)	(1.38)%	(520,160)	(1.50)%	-	-
Adjustment in value of contingency	(138,922)	(0.25)%	32,246	0.09%	-	-
Interest expense	(870,847)	(1.58)%	(785,411)	(2.27)%	-	-
Loss on extinguishment of debt	(1,756,095)	(3.19)%	-	-	-	-
Write-off of acquisition receivable	(809,000)	(1.47)%	-	-	-	-
Change in fair value of warrant liability	(2,127,656)	(3.86)%	106,900	0.31%	-	-
Other income	25,945	0.05%	15,010	0.04%	7,200	0.06%
Total other income (expense)	(6,437,007)	(11.68)%	(1,151,415)	(3.32)%	31,007	0.24%
Net loss before income taxes	(20,869,534)	(37.85)%	(5,856,174)	(16.89)%	(445,265)	(3.44)%
Income tax benefit (expense)	(698,303)	(1.27)%	698,303	2.01%	-	-
Net loss	$(21,567,837)	(39.12)%	$(5,157,871)	(14.88)%	$(445,265)	(3.44)%

We believe that reviewing our operating results for the year ended December 31, 2019 by combining the results of the 2019 successor period (April 6, 2019 through December 31, 2019) and 2019 predecessor period (January 1, 2019 through April 5, 2019) with the pro forma adjustment related to the acquisition described below, is more useful in discussing our overall operating performance compared to the results of the year ended December 31, 2020 (successor). We do not see any potential risks associated with utilizing this pro forma presentation.

Following are the combined periods for 2020 and 2019:

	Year Ended December 31, 2020	Period April 6 to December 31, 2019 Successor (As Restated)	Period January 1 to April 5, 2019 Predecessor	Pro Forma Combined Year Ended December 31, 2019	Increase (Decrease)
Product sales, net	$55,133,653	$34,668,112	$12,946,901	$47,615,013	$7,518,640
Cost of goods sold	47,878,541	28,596,129	11,004,842	39,600,971	8,277,570
Gross profit	7,255,112	6,071,983	1,942,059	8,014,042	(758,930)
Operating expenses
Personnel	6,565,380	2,909,751	913,919	3,823,670	2,741,710
Advertising	4,865,361	1,996,507	714,276	2,710,783	2,154,578
Bank and credit card fees	1,806,620	870,877	329,247	1,200,124	606,496
Depreciation and amortization	549,712	271,036	9,675	280,711	269,001
General and administrative	7,900,566	4,728,571	451,214	5,246,045 *	2,654,521
Total operating expenses	21,687,639	10,776,742	2,418,331	13,261,333	8,426,306
Loss from operations	(14,432,527)	(4,704,759)	(476,272)	(5,247,291)	9,185,236
Other income (expense)
Interest income	2,479	-	23,807	23,807	(21,328)
Financing costs	(762,911)	(520,160)	-	(520,160)	242,751
Adjustment in value of contingency	(138,922)	32,246	-	32,246	(171,168)
Interest expense	(870,847)	(785,411)	-	(785,411)	85,436
Loss on extinguishment of debt	(1,756,095)	-	-	-	1,756,095
Write-off of acquisition receivable	(809,000)	-	-	-	809,000
Change in fair value of warrant liability	(2,127,656)	106,900	-	106,900	(2,234,556)
Other income	25,945	15,010	7,200	22,210	3,735
Total other income (expense)	(6,437,007)	(1,151,415)	31,007	(1,120,408)	5,316,599
Net loss before income taxes	(20,869,534)	(5,856,174)	(445,265)	(6,367,699)	14,501,835
Income tax benefit (expense)	(698,303)	698,303	-	698,303	(1,396,606)
Net loss	$(21,567,837)	$(5,157,871)	$(445,265)	$(5,669,396)	$15,898,441

*Includes a pro forma adjustment of $66,260 for the management fee to our manager.

Product sales, net. We generate revenue from the retail sale of home furnishings, including appliances, furniture, home goods and related products. Our product sales increased by $7,518,640, or 15.79%, to $55,133,653 for the year ended December 31, 2020 from $47,615,013 for the year ended December 31, 2019, which included $12,946,901 for our predecessor from January 1, 2019 to April 5, 2019 and $34,668,112 for our successor from April 6, 2019 to December 31, 2019.

The increase is due to increased sales volume to meet appliance and furniture demand resulting from increased advertising, which has a direct impact on customer orders and shipped sales. In the first three months, sales were affected by working capital issues, which delayed the timing of ordering product to fulfill customer orders resulting in increased order cancellations. Late in the second quarter and through the remainder of 2020, we experienced delays in getting products from manufacturers whose production facilities were closed or operating at reduced capacity because of the coronavirus pandemic, which resulted in some cancellations of customer orders. We estimate that cancellations caused by shipping delays approximated $39.7 million in the year ended December 31, 2020, based on the historical ratio of shipped sales to customer orders of approximately 79% to the actual ratio of approximately 45% in the year ended December 31, 2020.

Our net sales by sales type is as follows:

	2020 Successor		2019 Successor	2019 Predecessor	2019 Total
	Amount	% of Net Sales			Amount	% of Net Sales
Appliance sales	$40,113,568	72.76%	$28,487,053	$9,784,525	$38,271,578	80.38%
Furniture sales	11,800,277	21.40%	4,405,866	2,456,085	6,861,951	14.41%
Other sales	3,219,808	5.84%	1,775,193	706,291	2,481,484	5.21%
Total	$55,133,653	100.00%	$34,668,112	$12,946,901	$47,615,013	100.00%

The percentage of furniture sales increased in 2020 as compared to 2019 as furniture was more readily available from manufacturers than appliances.

Cost of goods sold. Our cost of goods sold consists of the cost of purchased merchandise plus the cost of delivering merchandise and, where applicable, installation, net of promotional rebates and other incentives received from vendors. Our cost of goods sold increased by $8,277,570, or 20.90%, to $47,878,541 for the year ended December 31, 2020 from $39,600,971 for the year ended December 31, 2019, which included $11,004,842 for our predecessor from January 1, 2019 to April 5, 2019 and $28,596,129 for our successor from April 6, 2019 to December 31, 2019. As a percentage of net sales, cost of goods sold increased from 83.17% in 2019 to 86.84% in 2020. Such increase was due to coronavirus related supply chain issues reducing the volume we purchased, which resulted in decreased manufacturer rebates, as well as due to the change in product mix, with furniture sales, which have lower margins, accounting for a larger portion of our total sales in 2020.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, training costs and stock compensation expense. Our personnel expenses increased by $2,741,710, or 71.70%, to $6,565,380 for the year ended December 31, 2020 from $3,823,670 for the year ended December 31, 2019, which included $913,919 for our predecessor from January 1, 2019 to April 5, 2019 and $2,909,751 for our successor from April 6, 2019 to December 31, 2019. As a percentage of net sales, personnel expenses increased from 8.03% in 2019 to 11.91% in 2020. The increase is the result of hiring additional senior management and other staff needed for increased customer demand for our products, the accrual of $359,216 as the present value of a severance contract payable to our former president and $398,908 in stock compensation expense. Beginning in the second quarter, there was a dramatic increase in cancellations of customer orders, which were primarily related to the lack of product availability. We hired a number of temporary employees to process cancellations and address the related customer service issues. As a percentage of orders, our personnel expense declined to 5.8% in 2020 from 6.2% in 2019.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses increased by $2,154,578, or 79.48%, to $4,865,361 for the year ended December 31, 2020 from $2,710,783 for the year ended December 31, 2019, which included $714,276 for our predecessor from January 1, 2019 to April 5, 2019 and $1,996,507 for our successor from April 6, 2019 to December 31, 2019. As a percentage of net sales, advertising expenses increased from 5.69% in 2019 to 8.82% in 2020. The increase relates to an increase in advertising spending to drive traffic to our website. Measuring our advertising expense as a percentage of orders, we had a decline in 2020 of 3.9% compared to 4.4% in 2019.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card payments made by customers. Our bank and credit card fees increased by $606,496, or 50.54%, to $1,806,620 for the year ended December 31, 2020 from $1,200,124 for the year ended December 31, 2019, which included $329,247 for our predecessor from January 1, 2019 to April 5, 2019 and $870,877 for our successor from April 6, 2019 to December 31, 2019. As a percentage of net sales, bank and credit card fees increased from 2.52% in 2019 to 3.28% in 2020. These fees are based on customer orders that are paid with a credit card (substantially all orders), so the increase was largely due to the increase in customer orders. We pay a credit card fee for each order, regardless of whether that order is shipped or cancelled by customer. Comparing bank and credit card fees as a percentage orders shows a reduction from 1.9% of orders in 2019 to 1.5% in 2020.

Depreciation and amortization. Depreciation and amortization was $549,712, or 1.00% of net sales, for the year ended December 31, 2020, as compared to $280,711, or 0.59% of net sales, for the year ended December 31, 2019.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts, rent expense, insurance, unremitted sales tax, and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $2,654,521, or 50.60%, to $7,900,566 for the year ended December 31, 2020 from $5,246,045 for the year ended December 31, 2019, which included $451,214 for our predecessor from January 1, 2019 to April 5, 2019, $4,728,571 for our successor from April 6, 2019 to December 31, 2019 and a pro forma adjustment of $66,260 for the management fee to our manager. As a percentage of net sales, general and administrative expenses increased from 11.02% in 2019 to 14.33% in 2020. The increase was largely due to increased directors and officers insurance expenses, fees to our board of directors, and legal, audit and other professional fees in connection with becoming a public company, as well as consulting fees to upgrade our online shopping cart, fees to our manager under the offsetting management services agreement described below, fees for our Electronic Data Interchange initiative, and other consulting fees. Comparing general and administrative expenses as a percentage orders shows a reduction from 8.4% of orders in 2019 to 6.4% in 2020.

Total other income (expense). We had $6,437,007 in total other expense, net, for the year ended December 31, 2020, as compared to total other expense, net, of $1,120,408 for the year ended December 31, 2019, which included income of $31,007 for our predecessor from January 1, 2019 to April 5, 2019 and expenses of $1,151,415 for our successor from April 6, 2019 to December 31, 2019. Total other expense, net, for the year ended December 31, 2020 consisted of financing costs of $762,911, interest expense of $870,847, adjustment in value of contingency of $138,922, loss on debt modification and extinguishment of $1,756,095, write-off of acquisition receivable of $809,000, and change in the warrant liability of $2,127,656, offset by interest income of $2,479 and other income of $25,945, while total other expense, net, for the year ended December 31, 2019 consisted of financing costs of $520,160 and interest expense of $785,411, offset by a gain on write-down of contingency of $32,246, a change in fair value of warrant liability of $106,900, interest income of $23,807 and other income of $22,210.

Income tax benefit (expense). We had an income tax expense of $698,303 for the year ended December 31, 2020, as compared to an income tax benefit of $698,303 for the year ended December 31, 2019. In the fourth quarter of 2020, we determined that we should establish a valuation allowance for the deferred tax asset, resulting in an income tax expense of $698,303.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $15,898,441, or 280.43%, to $21,567,837 for the year ended December 31, 2020 from $5,669,396 for the year ended December 31, 2019, which included $445,265 for our predecessor from January 1, 2019 to April 5, 2019 and $5,856,174 for our successor from April 6, 2019 to December 31, 2019 and a pro forma adjustment of $66,260 for the management fee to our manager. The net loss for the year ended December 31, 2020 was affected by certain non-cash charges described below equal to $4,831,673 in the aggregate.

Non-GAAP to GAAP Reconciliation

This report contains financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP. The non-GAAP financial measures are net loss before taxes for the year ended December 31, 2020 excluding the following non-cash charges (i) an adjustment in value of contingency of $138,922, (ii) a loss on extinguishment of debt of $1,756,095, (iii) a write-off of acquisition receivable of $809,000 and (iv) a non-cash charge to change in warrant liability expense of $2,127,656.

The non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. Management, however, believes that these non-GAAP financial measures, when used in conjunction with the results presented in accordance with GAAP, may provide a more complete understanding of our results and may facilitate a fuller analysis of our results, particularly in evaluating performance from one period to another. Management has chosen to provide this supplemental information to investors, analysts, and other interested parties to enable them to perform additional analyses of results and to illustrate the results giving effect to the non-GAAP adjustments shown in the reconciliation described in the next paragraph. Furthermore, the economic substance behind our decision to use such non-GAAP measures is that such measures approximate our controllable operating performance more closely than the most directly comparable GAAP financial measures. Management strongly encourages investors to review our consolidated financial statements and publicly filed reports in their entirety and cautions investors that the non-GAAP measures used by us may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

The following tables provide a reconciliation of the non-GAAP measures disclosed above to the comparable GAAP measure.

	Year Ended December 31, 2020
	GAAP	Elimination of Non-Cash Charges	Non-GAAP
Loss from operations	$(14,432,527)	$-	$(14,432,527)
Other income (expense)
Interest income	2,479	-	2,479
Financing costs	(762,911)	-	(762,911)
Adjustment in value of contingency	(138,922)	(138,922)	-
Interest expense	(870,847)	-	(870,847)
Loss on extinguishment of debt	(1,756,095)	(1,756,095)	-
Write-off of acquisition receivable	(809,000)	(809,000)	-
Change in fair value of warrant liability	(2,127,656)	(2,127,656)	-
Other income	25,945	-	25,945
Total other income (expense)	(6,437,007)	(4,831,673)	(1,605,334)
Net loss before income taxes	$(20,869,534)		$(17,643,195)

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $934,729 and restricted cash of $8,977,187. We have generated significant losses since our acquisition of Goedeker Television and have relied on cash on hand, external bank lines of credit, proceeds from our initial public offering described below, issuance of third party and related party debt and the issuance of a note to support cashflow from operations. For the year ended December 31, 2020, we incurred operating losses of approximately $14.4 million, cash flows from operations of $5.4 million, and negative working capital of $17.5 million.

On August 4, 2020, we completed an initial public offering of our common stock, pursuant to which we sold 1,111,200 shares of common stock, at a purchase price of $9.00 per share, for total gross proceeds of $10,000,800. After deducting the underwriting commission and offering expenses, we received net proceeds of $8,602,166. We used a portion of the proceeds from the initial public offering to pay off certain debt.

As noted above, we received net proceeds of $4,590,000 from the sale of notes and warrants on March 19, 2021. These proceeds will supplement our cash flow from operations and provide additional liquidity.

Management has prepared estimates of operations for fiscal years 2021 and 2022 and believes that sufficient funds will be generated from operations to fund our operations and to service our debt obligations for one year from the date of the filing of this annual report. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects

The impact of COVID-19 on our business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations.

The accompanying consolidated financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all consolidated financial statement periods presented in this report.

	Year Ended	Year Ended December 31, 2019
	December 31, 2020 Successor	2019 Successor (As Restated)	2019 Predecessor	2019 Total (As Restated)
Net cash provided by (used in) operating activities	$5,408,883	$(2,299,215)	$611,268	$(1,687,947)
Net cash used in investing activities	(113,147)	(2,200)	-	(2,200)
Net cash provided by financing activities	4,144,872	2,772,723	-	2,772,723
Net change in cash	$9,440,608	$471,308	$611,268	$1,082,576

Our net cash provided by operating activities was $5,408,883 for the year ended December 31, 2020, as compared to net cash used in operating activities of $1,687,947 for the year ended December 31, 2019, which included net cash used in operating activities of $2,299,215 for our successor from April 6, 2019 to December 31, 2019 and net cash provided by operating activities of $611,268 for our predecessor from January 1, 2019 to April 5, 2019. For the year ended December 31, 2020, our net loss of $21,567,837 and an increase in merchandise inventory of $3,767,151, offset by an increase in customer deposits of $17,714,914, an increase in accounts payable and accrued expenses of $7,337,081, a change in fair value of warrant liability of $2,127,656 and a loss on extinguishment of debt of $1,756,095, were the primary drivers of the net cash provided by operating activities. For the year ended December 31, 2019, our net loss of $5,603,136, offset by increases in accounts payable and accrued expenses of $1,821,629 and merchandise inventory of $1,066,627, were the primary drivers of the net cash used in operating activities.

Our net cash used in investing activities was $113,147 for the year ended December 31, 2020, as compared to $2,200 for the year ended December 31, 2019, all of which was during the period from April 6, 2019 to December 31, 2019. The net cash used in investing activities for both years consisted entirely of purchases of property and equipment.

Our net cash provided by financing activities was $4,144,872 for the year ended December 31, 2020, as compared to $2,772,723 for the year ended December 31, 2019, all of which was during the period from April 6, 2019 to December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 consisted of net proceeds of $8,602,166 from our initial public offering and $642,600 in proceeds from our Paycheck Protection Program loan, offset by payments of $2,883,754 on our notes payable (including repayment of our Paycheck Protection Program loan), payments of $771,431 on our convertible notes payable, net payments on lines of credit of $1,339,430 and $105,279 in loan financing costs. For the year ended December 31, 2019, net cash provided by financing activities consisted of proceeds from note payable of $1,500,000, net borrowings from lines of credit of $1,339,430 and proceeds from convertible notes payable of $650,000, offset by repayments on notes payable $357,207 and cash paid for financing costs of $359,500.

Initial Public Offering

On August 4, 2020, we sold 1,111,200 shares of common stock in connection with our initial public offering to the underwriters at a purchase price per share of $8.325 (the offering price to the public of $9.00 per share minus the underwriters’ discount) for total gross proceeds of $10,000,800. After deducting the underwriting commission and expenses, we received net proceeds of approximately $8,602,166. We also issued warrants for the purchase of 55,560 shares of common stock to affiliates of the representative of the underwriters. The warrants are exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, at a per share exercise price equal to $11.25 (125% of the public offering price per share).

Term Loan

On August 25, 2020, we entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3,500,000. As of December 31, 2020, the outstanding balance of this loan is $3,185,369, comprised of principal of $3,283,628, net of unamortized loan costs of $98,259.

The loan matures on August 25, 2025 and bears interest at 3.250% per annum; provided that, upon an event of default, the interest rate shall increase by 6% until paid in full. Pursuant to the terms of the loan agreement, we are required to make monthly payments of $63,353 beginning on September 25, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. We may prepay the loan in full or in part at any time without penalty. The loan agreement contains customary events of default and affirmative and negative covenants for a loan of this type. The loan is secured by all financial assets credited to our securities account held by Arvest Investments, Inc.

Contractual Obligations

Our principal commitments consist mostly of obligations under the term loan described above, the operating leases described under Item 2 “Properties” and other contractual commitments described below.

Management Services Agreement

On April 5, 2019, we entered into a management services agreement with our manager, pursuant to which we appointed our manager to provide certain services to us for a quarterly management fee equal to $62,500. Under certain circumstances specified in the management services agreement, our quarterly fee may be reduced if similar fees payable to our manager by subsidiaries of our former parent company, 1847 Holdings LLC, or 1847 Holdings, exceed a threshold amount.

Pursuant to the management services agreement, we must also reimburse our manager for all costs and expenses which are specifically approved by our board of directors, including all out-of-pocket costs and expenses, that are actually incurred by our or its affiliates on our behalf in connection with performing services under the management services agreement.

The services provided by our manager include: conducting general and administrative supervision and oversight of our day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to our business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines.

We expensed $250,000 and $183,790 in management fees for the years ended December 31, 2020 and 2019, respectively.

Earn Out Payments

Pursuant to the asset purchase agreement with Goedeker Television, it is entitled to receive the following earn out payments to the extent that our business achieves the applicable EBITDA (as defined in the asset purchase agreement) targets:

1.	An earn out payment of $200,000 if the EBITDA of our business for the trailing twelve (12) month period from the closing date is $2,500,000 or greater, which target was not met;

2.	An earn out payment of $200,000 if the EBITDA of our business for the trailing twelve (12) month period from the first anniversary of closing date is $2,500,000 or greater, which target we do not expect to meet; and

3.	An earn out payment of $200,000 if the EBITDA of our business for the trailing twelve (12) month period from the second anniversary of the closing date is $2,500,000 or greater. We expect to meet this target and adjusted the contingent note payable in the consolidated balance sheet to the present value of the amount due.

To the extent the EBITDA of our business for any applicable period is less than $2,500,000 but greater than $1,500,000, we must pay a partial earn out payment to Goedeker Television in an amount equal to the product determined by multiplying (i) the EBITDA Achievement Percentage by (ii) the applicable earn out payment for such period, where the “Achievement Percentage” is the percentage determined by dividing (A) the amount of (i) the EBITDA of our business for the applicable period less (ii) $1,500,000, by (B) $1,000,000. For avoidance of doubt, no partial earn out payments shall be earned or paid to the extent the EBITDA of our business for any applicable period is equal or less than $1,500,000.

To the extent Goedeker Television is entitled to all or a portion of an earn out payment, the applicable earn out payment(s) (or portion thereof) shall be paid on the date that is three (3) years from the closing date, and shall accrue interest from the date on which it is determined Goedeker Television is entitled to such earn out payment (or portion thereof) at a rate equal to five percent (5%) per annum, computed on the basis of a 360 day year for the actual number of days elapsed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our company. The preparation of consolidated financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition and Cost of Revenue

We record revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606. Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.

We collect the full sales price from the customer at the time the order is placed, which is recorded as customer deposits on the accompanying consolidated balance sheet. We do not incur incremental costs obtaining purchase orders from customers, however, if we did, because all our contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

The revenue that we recognize arises from orders we receive from our customers. Our performance obligations under the customer orders correspond to each sale of merchandise that we make to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed.

Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, our products, which generally occurs when the customer assumes the risk of loss. The risk of loss shifts to the customer at different times depending on the method of delivery. We deliver products to our customers in three possible ways. The first way is through a shipment of the products through a third-party carrier from our warehouse to the customer (which we refer to as a company shipment). The second way is through a shipment of the products through a third-party carrier from a warehouse other than our warehouse to the customer (which we refer to as a drop shipment) and the third way is where we deliver the products to the customer and often also install the product (which we refer to as a local delivery). In the case of a local delivery, we load the product on to our own truck and deliver and install the product at the customer’s location. When a product is delivered through a local delivery, risk of loss passes to the customer at the time of installation and revenue is recognized upon installation at the customer’s location. In the case of a company shipment and a drop shipment, the delivery to the customer is made free on board, or FOB, shipping point (whether from our warehouse or a third party’s warehouse). Therefore, risk of loss and title transfers to the customer once the products are shipped (i.e., leaves our warehouse or a third-party’s warehouse). After shipment and prior to delivery, the customer is able to redirect the product to a different destination, which demonstrates the customer’s control over the product once shipped. Once the risk of loss has shifted to the customer, we have satisfied our performance obligation and we recognize revenue.

We agree with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In our contracts with customers, we allocate the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax we collect concurrently with revenue-producing activities are excluded from revenue.

Cost of revenue includes the cost of purchased merchandise plus the cost of shipping merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors.

Substantially all our sales are to individual retail consumers.

Shipping and Handling ‒ We bill our customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Disaggregated Revenue ‒ We disaggregate revenue from contracts with customers by product type, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

We also sell extended warranty contracts. We are an agent for the warranty company and earn a commission on the warranty contracts purchased by customers; therefore, the cost of the warranty contracts is netted against warranty revenue in the our consolidated statement of operations. We assume no liability for repairs to products on which we have sold a warranty contract.

We experience seasonal trends which are primarily holidays such as Presidents Day, Memorial Day, July 4th, Labor Day, Thanksgiving Day, and Christmas and Black Friday and Cyber Monday.

Receivables

Receivables represent rebates receivable due from manufacturers from whom we purchase products and amounts due from credit card processors that do not settle within two days. Rebates receivable are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on our assessment of the credit history with our manufacturers, we have concluded that there should be no allowance for uncollectible accounts. We historically collect substantially all of our outstanding rebates receivables. Uncollectible balances are expensed in the period it is determined to be uncollectible.

Merchandise Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on an average item basis. We periodically evaluate the value of items in inventory and provide write-downs to inventory based on our estimate of market conditions.

Goodwill

We test our goodwill for impairment at least annually on December 31 and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results.

We test goodwill by estimating fair value using a discounted cash flow model. The key assumptions used in the discounted cash flow model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the years ended December 31, 2020 and 2019.

Intangible Assets

As of December 31, 2020 and 2019, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives, or 5 years.

We periodically evaluate the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. We have no intangibles with indefinite lives.

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

Long-Lived Assets

We review our property and equipment and any identifiable intangibles (including ROU asset) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Lease Liabilities

Lease liabilities and their corresponding right of use, or ROU, assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As most of our leases do not provide an implicit rate, we use an estimated incremental borrowing rate, or IBR, based on the information available at the commencement date of the respective lease to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. We adjust the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We review the ROU asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the ROU asset may not be recoverable. When such events occur, we compare the carrying amount of the ROU asset to the undiscounted expected future cash flows related to the ROU asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the ROU asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the ROU asset.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K, have concluded that, due to deficiencies identified in our preliminary evaluation, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing, we intend to retain additional individuals and resources to remedy the ineffective controls.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2020 but was not reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors, executive officers and significant employees as of the date of this report.

Name	Age	Position
Douglas T. Moore	64	Chief Executive Officer and Director
Robert D. Barry	77	Chief Financial Officer
Thomas S. Harcum	38	Chief Marketing Officer and Chief Technology Officer
Jacob Guilhas	42	Vice President of Logistics
Michael K. Hargrave	55	Chief Merchant
Ellery W. Roberts	50	Chairman of the Board
Edward J. Tobin	64	Director
Ellette A. Anderson	44	Director
Clark R. Crosnoe	52	Director
Paul A. Froning	50	Director
Glyn C. Milburn	50	Director

Douglas T. Moore. Mr. Moore has served as our Chief Executive Officer since August 2019 and as a director since April 2020. Through his more than 25 years of retail experience, Mr. Moore has developed an understanding of strategic and tactical business issues that include store operations, merchandising, supply chain, sourcing and human resource planning. He also possesses senior management, marketing, risk assessment and retail knowledge. Prior to joining us, Mr. Moore was President and Chief Executive Officer of Med-Air Homecare, a home healthcare equipment and service provider, from November 2013 until May 2019, Principal of First Street Consulting, LLC, a retail consulting firm, from January 2011 until October 2017, and Senior Vice President of FirstSTREET for Boomers and Beyond, Inc., a leading direct marketer of products for baby boomers, from October 2017 until August 2019. From February 2012 through June 2012, Mr. Moore served as the Chief Merchandising and Marketing Officer at hhgregg, Inc., a consumer electronics retail chain. Mr. Moore has served on the board of directors of Lumber Liquidators Holdings, Inc., one of the leading specialty retailers of hard-surface flooring in North America, since April 2006. Mr. Moore received his undergraduate degree and M.B.A. from the University of Virginia. We believe Mr. Moore is qualified to serve on our board of directors due to his extensive experience in the retail industry and public company board experience.

Robert D. Barry. Mr. Barry has served as our Chief Financial Officer since our inception and as a director from inception until April 2020. He has served on the board of directors of our former parent company, 1847 Holdings, since January 2014 and has served as Controller of 1847 Holdings’ subsidiary Neese, Inc., since July 2017. From April 2013 until August 2016, Mr. Barry was Chief Executive Officer and Chief Financial Officer of Pawn Plus Inc., a chain of five retail pawn stores in suburban Philadelphia and one pawn store in northeastern Ohio. Prior to that, Mr. Barry served as Executive Vice President and Chief Financial Officer of Regional Management Corp., a consumer loan company based in Greenville, South Carolina, from March 2007 to January 2013. Prior to joining Regional Management Corp., Mr. Barry was the Managing Member of AccessOne Mortgage Company, LLC in Raleigh, North Carolina, from 1997 to 2007. During this time, he also served as part-time Chief Financial Officer for Patriot State Bank, in Fuquay-Varina, North Carolina, from March 2006 to March 2007 and Nuestro Banco, Raleigh, North Carolina, from July 2006 to March 2007. Prior to his time at AccessOne, Mr. Barry was Executive Vice President and Chief Financial Officer for Regional Acceptance Corporation, a consumer finance company based in Greenville, North Carolina and prior to that he was a financial institutions partner in the Raleigh, North Carolina office of KPMG LLP. Mr. Barry is a Certified Public Accountant licensed in North Carolina and Georgia.

Thomas S. Harcum. Mr. Harcum has served as our Chief Marketing Officer and Chief Technology Officer since January 2020. He has almost 20 years of experience in marketing and technology in several fields, including pharmaceuticals and publishing. Particularly, Mr. Harcum’s expertise includes direct to consumer e-commerce, lead generation and cost center management and P&L responsibilities for marketing funnel management, customer acquisition, telephony, product development, technology management, project management, development lifecycle and brand management. Previously, he was the Senior Director of Marketing for firstSTREET from October 2012 to December 2019. Mr. Harcum has a B.A. from Virginia Commonwealth University.

Jacob Guilhas. Mr. Guilhas has served as our Vice President of Logistics since October 2020. In his 20 years of retail logistics experience, he has vast experience in leading a full spectrum of multi-site business operations in highly competitive, fast-paced, and complex environments. Prior to joining us, Mr. Guilhas served as Managing Director at FedEx Supply Chain from March 2016 to October 2019, Head of Logistics and Fulfillment for Groupon from October 2014 to March 2016, facility General Manager with Exel (nowDP-DHL) from September 2013 to October 2014, and Regional Operations Director for Walmart eCommerce from September 2003 to September 2013. Mr. Guilhas has served in leadership positions for multiple large-scale distribution and fulfillment centers, and has led a variety of projects including multiple distribution center “greenfield” start-ups, international operations start-ups, and long-term strategic planning. Mr. Guilhas brings specialized experience in coordinating multi-channel operations, complex systems integrations, safety controls, and continuous improvement. Mr. Guilhas holds multiple advanced degrees including a Doctorate of Management from Colorado Tech.

Michael K. Hargrave. Mr. Hargrave has served as our Chief Merchant since May 2020. He has almost 34 years of experience in retail merchandising and management across multiple product categories, especially hardlines segments including appliances, hardware and lawn and garden. Mr. Hargrave has developed an understanding of strategic and tactical business issues that include sales management, merchandising, marketing, product development, strategic sourcing and online content management. He also possesses store operation, supply chain management, website development and affiliate marketing knowledge. Prior to joining us, Mr. Hargrave held roles for Sears Holdings Corporation as Senior Director, Online Hardlines Merchandising from June 2017 until April 2020, Divisional Merchandise Manager Online Tools, from July 2014 until June 2017, and Director, Online Merchandising Lawn & Garden, from March 2009 until July 2014. Mr. Hargrave serves as a founding member of the Advisory Council for the Home Improvement e-Retailer Summit and has been named to the Home Improvement Executive Magazine’s “Top 100 Retail Executives.” Mr. Hargrave received his undergraduate degree from the University of Michigan.

Ellery W. Roberts. Mr. Roberts has served as the Chairman of our board of directors since our inception. Mr. Roberts brings over 20 years of private equity investing experience to our company. Mr. Roberts has been the Chairman, Chief Executive Officer, President and Chief Financial Officer of 1847 Holdings since its inception on January 22, 2013 and is also the sole manager of our manager. Mr. Roberts has also been a director of Western Capital Resources, Inc., a public company, since May 2010. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company that is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration permitting RW Capital Partners LLC to raise capital in pursuit of the Small Business Investment Company license with the preliminary support of the Small Business Administration. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. Previously, Mr. Roberts served as Principal with Lazard Group LLC, a Senior Financial Analyst at Colony Capital, Inc., and a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC). Mr. Roberts received his B.A. degree in English from Stanford University. We believe Mr. Roberts is qualified to serve on our board of directors due to his extensive investment experience.

Edward J. Tobin. Mr. Tobin has served on our board of directors since April 2020. Mr. Tobin has served as Managing Director of our manager since January 2014. From 1997 until November 2014, Mr. Tobin was a Director of Global Emerging Markets North America, Inc., where he managed Special Situations and Venture investing. In this role, he oversaw structured finance transactions in industries such as clean tech, media, telecommunications, manufacturing, real estate and life sciences. Prior to that, Mr. Tobin was Managing Director of Lincklaen Partners, a private family investment office. Previously, he had been a portfolio manager with Neuberger and Berman and a Vice President of Nordberg Capital, Inc. Mr. Tobin received his MBA from the Wharton School, as well as a Master of Science in Engineering and a Bachelor of Science in Economics from the University of Pennsylvania. We believe Mr. Tobin is qualified to serve on our board of directors due to his extensive investment experience.

Ellette A. Anderson. Ms. Anderson has served on our board of directors since July 2020. In 2013, Ms. Anderson founded Griffin Archer LLC, a full-service advertising agency that offers a comprehensive range of services addressing both the traditional and digital marking aspects of business. As the Chief Executive Officer of Griffin Archer, Ms. Anderson is responsible for overseeing new business acquisitions, strategic planning, and creative direction for their entire client portfolio. From April 2004 to August 2013, she served as a Writer and Associate Creative Director at Carmichael Lynch Advertising in Minneapolis where she received multiple industry awards for her creative work on several iconic brands. She holds a B.A. degree in English Literature from the University of Kansas. We believe Ms. Anderson is qualified to serve on our board of directors due to her deep experience in the advertising and marketing industry.

Clark R. Crosnoe. Mr. Crosnoe has served on our board of directors since July 2020. In 2009, Mr. Crosnoe founded CRC Capital LLC, a registered investment advisor and manager of the CRC Investment Fund LP, a private investment partnership focused on publicly-traded equity securities. As managing member of CRC Capital LLC, Mr. Crosnoe is responsible for strategy, oversight and the day-to-day investment decisions of the fund. The portfolio typically includes investments in the consumer, financial, healthcare, industrial and energy sectors. In 1999, Mr. Crosnoe was a founding employee of Parallel Investment Partners where he was named partner in 2003. As a partner, he was responsible for sourcing, evaluating, structuring, executing and monitoring investments, and also dedicated a substantial portion of his time to marketing activities for the firm. Mr. Crosnoe began his career in investment banking at Wasserstein Perella & Co. and also gained valuable experience at multi-billion dollar hedge fund HBK Investments. Mr. Crosnoe holds undergraduate degrees from the University of Texas at Austin and earned an MBA from Harvard Business School in 1996. We believe Mr. Crosnoe is qualified to serve on our board due to his approximately 24 years of private and public investment and advisory experience.

Paul A. Froning. Mr. Froning has served on our board of directors since July 2020. He has served on the board of directors of 1847 Holdings since April 2013. In 2009, Mr. Froning co-founded Focus Healthcare Partners LLC, a Chicago-based private equity investment, advisory and asset management firm targeting the senior housing and healthcare sectors. Prior to that, from February 2008 to October 2009, Mr. Froning was a Managing Director in the private equity department of Fortress Investment Group LLC, a publicly-traded New York-based private investment firm. Prior to that, Mr. Froning was the Chief Investment Officer and Executive Vice President of Brookdale Senior Living Inc., a publicly-traded affiliate of Fortress Investment Group LLC, from 2005 to 2008. Previously, Mr. Froning held senior investment positions at the private equity investment arms of Lazard Group LLC and Security Capital Group, prior to its acquisition by GE Capital Corp., in addition to investment banking experience at Salomon Brothers, prior to its acquisition by Travelers Group, and the securities subsidiary of Principal Financial Group. Mr. Froning has a B.A. degree from the University of Notre Dame. We believe Mr. Froning is qualified to serve on our board of directors due to his twenty years of private equity, investment and advisory experience.

Glyn C. Milburn. Mr. Milburn has served on our board of directors since July 2020. Since February 2016, Mr. Milburn has served as a Partner at Jimmy Blackman & Associates, a full-service Government and Public Affairs firm, where he is responsible for business strategy, client management, communications and campaign management for a client portfolio comprised of large public safety labor unions, banking/finance companies, and hotel operators across the State of California. From April 2013 to January 2016, Mr. Milburn served as a Special Assistant in the City of Los Angeles where he held two positions in the City of Los Angeles, one in the Office of Los Angeles Mayor Eric Garcetti’s Office of Economic Development and another in the Office of Los Angeles Councilman Dennis Zine. From August 2012 to March 2013, Mr. Milburn co-Founded Provident Investment Advisors LLC, a special investment vehicle for energy, technology and healthcare ventures, where he served as Managing Member. Mr. Milburn holds a B.A. degree in Public Policy from Stanford University. We believe Mr. Milburn is qualified to serve on our board of directors due to his valuable background in policy development, regulatory and strategic planning experience.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

We chose to appoint a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that a separate Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Much of this work has been delegated to committees, which will meet regularly and report back to the full board. The audit committee oversees risks related to our consolidated financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

The rules of NYSE American generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of seven (7) directors, four (4) of whom, Ellette A. Anderson, Clark R. Crosnoe, Paul A. Froning and Glyn C. Milburn, are independent within the meaning of the rules of NYSE American.

Committees of the Board of Directors

Our board has established an audit committee, a compensation and nominating and corporate governance committee, each with its own charter approved by the board. Each committee’s charter is available on our website at www.goedekers.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Paul A. Froning, Clark R. Crosnoe and Glyn C. Milburn, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and the rules of NYSE American, serve on our audit committee, with Mr. Froning serving as the chairman. Our board has determined that Messrs. Froning and Crosnoe qualify as “audit committee financial experts.” The audit committee oversees our accounting and financial reporting processes and the audits of the consolidated financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our consolidated financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Paul A. Froning, Clark R. Crosnoe and Ellette A. Anderson, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and the rules of NYSE American, serve on our compensation committee, with Mr. Crosnoe serving as the chairman. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the board regarding the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Paul A. Froning, Clark R. Crosnoe and Glyn C. Milburn, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and the rules of NYSE American, serve on our nominating and corporate governance committee, with Mr. Milburn serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee will be responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by stockholders and recommending to the board director nominees for each annual meeting of stockholders and for election to fill any vacancies on the board; (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with the our code of ethics; and (v) approving any related party transactions.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our company not less than 120 days and not more than 150 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common shares to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2020, except that the Form 3’s for Messrs. Harcum and Hargrave were filed late due to administrative oversight.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2020 and 2019

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Douglas T. Moore, Chief Executive Officer	2020	341,923	130,000	910,264	16,965	1,399,152
	2019	133,727	35,000	-	9,465	178,192
Robert D. Barry, Chief Financial Officer(3)	2020	149,077	-	376,800	-	525,877
	2019	61,762	-	-	-	61,762
Thomas S. Harcum, Chief Marketing and Technology Officer	2020	131,923	-	157,000	17,470	306,393
	2019	-	-		-	-

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718.

(2)	The amounts included for Mr. Moore for 2019 include reimbursement for accommodations in the amount of $6,955, reimbursement for airline tickets in the amount of $1,640, and reimbursement for car rental expenses in the amount of $870. In 2020, the amounts represent reimbursement for accommodations of $14,630 and $2,335 for 401(k) plan matches. For Mr. Harcum, the amount represents reimbursement for accommodations.

(3)	Mr. Barry was a part-time employee in 2019 following the acquisition of Goedeker Television until our initial public offering on July 31, 2020, at which time he became a full-time employee. Compensation for 2020 includes $55,385 as a part-time employee.

Employment Agreements

On August 15, 2019, we entered into an employment letter agreement with Mr. Moore setting forth the terms of the compensation for his services as Chief Executive Officer of our company. On April 21, 2020, we amended the employment letter agreement, which became effective upon closing of our initial public offering on August 4, 2020.  Pursuant to the employment letter agreement, as amended, Mr. Moore is entitled to an annual base salary of $400,000 and an annual incentive bonus of up to 100% of base to the extent that we achieve certain annual EBITDA objectives to be established by our compensation committee.  On August 19, 2020, we also granted Mr. Moore a special bonus of up to $125,000 to the extent that we achieve certain milestones. We also agreed to grant to Mr. Moore an option to purchase 263,158 shares of our common stock immediately following the closing of the initial public offering with an exercise price of $9.00, equal to the public offering price per share paid in the initial public offering. Vesting of the options will occur annually over a 4-year period in increments of 25% per year beginning on August 15, 2020. Mr. Moore also received relocation compensation, including a signing bonus of $35,000, reimbursement of living and accommodations in the St. Louis area for up to six months, car rental expenses for up to two months, and reimbursement of once monthly round trip airline tickets to St. Louis for either Mr. Moore or his spouse until April 2020. Mr. Moore is also entitled to a 15% discount on all purchases from our company. He is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Mr. Moore’s employment is at-will and may be terminated by us at any time. Mr. Moore may terminate his employment upon 90 days’ notice. If we terminate Mr. Moore’s employment without cause, he is entitled to six months of base compensation, which will be paid in a lump sum upon termination. The employment letter agreement contains restrictive covenants prohibiting Mr. Moore from (i) owning or operating a business that competes with our company during the term of his employment and for a period of one year following the termination of his employment or (ii) soliciting our employees for a period of two years following the termination of his employment.

On April 21, 2020, we entered into an employment letter agreement with Robert D. Barry setting forth the terms of the compensation for his services as Chief Financial Officer of our company.  This employment letter agreement became effective upon closing of our initial public offering on August 4, 2020.  Pursuant to the employment letter agreement, Mr. Barry is entitled to an annual base salary of $250,000 and an annual incentive bonus of up to 50% of base to the extent that we achieve certain annual EBITDA objectives to be established by our compensation committee. Mr. Barry is also entitled to a 15% discount on all purchases from our company. He is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Mr. Barry’s employment is at-will and may be terminated by us at any time. Mr. Barry may terminate his employment upon 90 days’ notice. If we terminate Mr. Barry’s employment without cause, he is entitled to six months of base compensation, which will be paid in a lump sum upon termination. The employment letter agreement contains restrictive covenants prohibiting Mr. Barry from (i) owning or operating a business that competes with our company during the term of his employment and for a period of one year following the termination of his employment or (ii) soliciting our employees for a period of two years following the termination of his employment.

On December 13, 2019, we entered into an employment offer letter with Thomas S. Harcum setting forth the terms of the compensation for his services as Chief Marketing Officer and Chief Technology Officer of our company, effective as of January 6, 2020.  Pursuant to the employment offer letter, Mr. Harcum is entitled to an annual base salary of $140,000 and an annual incentive bonus of up to 20% of base to the extent that we achieve certain annual EBITDA objectives to be established by our compensation committee. He is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Mr. Harcum’s employment is at-will and may be terminated by us at any time.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Douglas T. Moore	65,790	197,368	-	$9.00	08/04/2030
Robert D. Barry	-	120,000	-	$9.00	09/10/2030
Thomas S. Harcum	-	50,000	-	$9.00	09/10/2030

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We currently make available a retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees, including the executive officers named above, can make voluntary pre-tax contributions. We currently match 100% of elective deferrals up to 3% of compensation and 50% of elective deferrals for next 2% of compensation. These matching contributions vest 100% following 60 days of the participant’s employment. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted for changes in the cost of living. See “—Summary Compensation Table - Years Ended December 31, 2020 and 2019” for matches made for the executive officers named above.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Messrs. Moore and Barry are entitled severance if their employment is terminated without cause.

In the event of a change in control (as defined in our 2020 Equity Incentive Plan), all options issued to the executive officers named above shall become immediately vested and exercisable with respect to 100% of the shares subject to the option.

Director Compensation

We have agreed to pay our independent directors a fee of $35,000 per year, which is payable monthly commencing in the first month following the closing of the of our initial public offering in August 2020. We also agreed to reimburse the independent directors for pre-approved reasonable business expenses incurred in good faith in connection with the performance of their duties for us.

The table below sets forth the compensation to our independent directors during the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Ellette A. Anderson	14,583	14,583
Clark R. Crosnoe	14,583	14,583
Paul A. Froning	14,583	14,583
Glyn C. Milburn	14,583	14,583

2020 Equity Incentive Plan

On July 30, 2020, we established the 1847 Goedeker Inc. 2020 Equity Incentive Plan, or the Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 555,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of the date of this report, no shares remain available for issuance under the Plan. We are in the process of increasing the number of shares available under the Plan to 1,000,000, subject to stockholder approval of such increase.

The following summary briefly describes the principal features of the Plan and is qualified in its entirety by reference to the full text of the Plan.

Awards that may be granted include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, (e) performance share awards, and (f) performance compensation awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company.

Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. The exercise price will not be less than the market price of the common stock on the date of grant. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options.

Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment – the appreciation value – either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted shares are shares of common stock awarded to participants at no cost. Restricted shares can take the form of awards of restricted stock, which represent issued and outstanding shares of our common stock subject to vesting criteria, or restricted stock units, which represent the right to receive shares of our common stock subject to satisfaction of the vesting criteria. Restricted shares are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The Plan also provides for performance compensation awards, representing the right to receive a payment, which may be in the form of cash, shares of common stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the Plan are described in more detail as follows:

Purposes of Plan: The purposes of the Plan are to attract and retain officers, employees and directors for our company and its subsidiaries; motivate them by means of appropriate incentives to achieve long-range goals; provide incentive compensation opportunities; and further align their interests with those of our stockholders through compensation that is based on our common stock.

Administration of the Plan: The Plan is administered by our compensation committee (which we refer to as the administrator). Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients: Persons eligible to receive awards under the Plan will be those officers, employees, consultants, and directors of our company and its subsidiaries who are selected by the administrator.

Shares Available Under the Plan: The maximum number of shares of our common stock that may be delivered to participants under the Plan is 1,000,000 (subject to stockholder approval of such increase), subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan.

Stock Options:

General. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of common stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the Code, for more favorable tax treatment than applies to non-qualified stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights: Awards of SARs may be granted alone or in tandem with stock options. SARs provide the holder with the right, upon exercise, to receive a payment, in cash or shares of stock, having a value equal to the excess of the fair market value on the exercise date of the shares covered by the award over the exercise price of those shares. Essentially, a holder of a SAR benefits when the market price of the common stock increases, to the same extent that the holder of an option does, but, unlike an option holder, the SAR holder need not pay an exercise price upon exercise of the award.

Stock Awards: Stock awards can also be granted under the Plan. A stock award is a grant of shares of common stock or of a right to receive shares in the future. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Cash Awards: A cash award is an award that may be in the form of cash or shares of common stock or a combination, based on the attainment of pre-established performance goals and other conditions, restrictions and contingencies identified by the administrator.

Section 162(m) of the Code: Section 162(m) of the Code limits publicly-held companies to an annual deduction for U.S. federal income tax purposes of $1.0 million for compensation paid to each of their chief executive officer and their three highest compensated executive officers (other than the chief executive officer) determined at the end of each year, referred to as covered employees.

Performance Criteria: Under the Plan, one or more performance criteria will be used by the administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate. In determining the actual size of an individual performance compensation award, the administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The administrator shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the Plan, change the persons eligible for awards under the Plan, extend the time within which awards may be made, or amend the provisions of the Plan related to amendments. No amendment that would adversely affect any outstanding award made under the Plan can be made without the consent of the holder of such award.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 26, 2021 by (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is c/o our company, 13850 Manchester Rd., Ballwin, MO 63011.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Douglas T. Moore, CEO and Director(3)	Common Stock	65,790	1.07%
Robert D. Barry, CFO	Common Stock	12,433	*
Thomas S. Harcum, CMO and CTO	Common Stock	0	*
Jacob Guilhas, VP of Logistics	Common Stock	0	*
Michael K. Hargrave, Chief Merchant	Common Stock	0	*
Ellery W. Roberts, Chairman of the Board	Common Stock	1,375,597	22.51%
Edward J. Tobin, Director	Common Stock	960,680	15.72%
Ellette A. Anderson, Director	Common Stock	0	*
Clark R. Crosnoe. Director	Common Stock	0	*
Paul A. Froning, Director	Common Stock	42,628	*
Glyn C. Milburn, Director	Common Stock	0	*
All executive officers and directors (11 persons)	Common Stock	2,457,128	40.20%
Mike Goedeker(4)	Common Stock	534,375	8.74%
Steve Goedeker(5)	Common Stock	534,375	8.74%
Avi Geller(6)	Common Stock	503,369	8.24%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common stock.

(2)	A total of 6,111,200 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 26, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Consists of 65,790 shares of common stock which Mr. Moore has the right to acquire within 60 days through the exercise of vested options.

(4)	Based solely on the information set forth in the Schedule 13G filed by Michael Goedeker with the SEC on February 26, 2021.

(5)	Based solely on the information set forth in the Schedule 13G filed by Stephen Goedeker with the SEC on February 26, 2021.

(6)	Represents shares of common stock held by Leonite Capital LLC, or Leonite. Based on the information set forth in the Schedule 13G filed by Leonite with the SEC on October 26, 2020, Avi Geller is the Chief Investment Officer of Leonite and has voting and investment power over the securities held by it. Mr. Geller disclaims beneficial ownership of the shares held by Leonite except to the extent of his pecuniary interest, if any, in such shares. The address of Leonite is 1 Hillcrest Center Dr, Suite 232, Spring Valley, NY 10977.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	555,000	$9.00	-
Equity compensation plans not approved by security holders	-	-	-
Total	555,000	$9.00	-

On July 30, 2020, we established the Plan. The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 555,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of December 31, 2020, no shares remained available for issuance under the Plan. We are in the process of increasing the number of shares available under the Plan to 1,000,000, subject to stockholder approval of such increase.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2019 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Management Services Agreement

On April 5, 2019, we entered into the management services agreement with our manager, which is owned and controlled by Ellery W. Roberts, our Chairman. Pursuant to the management services agreement, we expensed $250,000 and $183,790 in management fees for the years ended December 31, 2020 and 2019, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of this agreement. See also Item 1A “Risks Related to Ownership of Our Common Stock—Certain of our directors could be in a position of conflict of interest.”

Advances

As of December 31, 2019, our manager had funded $33,738 to us in related party advances. These advances were unsecured, bore no interest, and did not have formal repayment terms or arrangements. These advances were repaid from the proceeds of our initial public offering in August 2020.

Related Party Note

A portion of the purchase price for the acquisition of Goedeker Television was paid by our issuance to Steve Goedeker, as representative of Goedeker Television, of a 9% subordinated promissory note in the principal amount of $4,100,000. Michael Goedeker, our director, President and Chief Operating Officer until March 2020 and a significant stockholder, was also a director, officer and principal stockholder of Goedeker Television.

As of December 31, 2019, the balance of the note was $3,300,444. On June 2, 2020, the parties entered into an amendment and restatement of the note that became effective as of the closing of our initial public offering on August 4, 2020, pursuant to which (i) the principal amount of the existing note was increased by $250,000, (ii) upon the closing of the initial public offering, we agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note was increased from 9% to 12%. In accordance with the terms of the amended and restated note, we used a portion of the proceeds from the initial public offering to pay $1,083,842 of the balance of the note representing a $696,204 reduction in the principal balance and interest accrued through August 4, 2020 of $387,638. We repaid this note in August 2020.

Securities Purchase Agreement

On April 5, 2019, our company, 1847 Goedeker Holdco Inc., or Holdco (our direct parent company at such time) and 1847 Holdings (Holdco’s parent company at such time) entered into a securities purchase agreement with Leonite, pursuant to which our company, Holdco and 1847 Holdings issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286. As additional consideration for the purchase of the note, (i) 1847 Holdings issued to Leonite 50,000 common shares (valued at $137,500), (ii) 1847 Holdings issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in Holdco. As of December 31, 2019, the balance of the note was $584,943. As a result of this transaction, Leonite became a related party.

On May 11, 2020, our company, Holdco, 1847 Holdings and Leonite entered into a first amendment to secured convertible promissory note, pursuant to which the parties agreed (i) to extend the maturity date of the note to October 5, 2020, (ii) that our failure to repay the note on the original maturity date of April 5, 2020 shall not constitute and event of default under the note and (iii) to increase the principal amount of the note by $207,145, as a forbearance fee.

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

Under the note, Leonite had the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares or any shares of capital stock or other securities of 1847 Holdings into which such common shares may be changed or reclassified.

On May 4, 2020, Leonite converted $100,000 of the outstanding balance of the note into 100,000 common shares of 1847 Holdings. On July 24, 2020, Leonite converted $50,000 of the outstanding balance of the note into 50,000 common shares of 1847 Holdings.

On August 4, 2020, we used a portion of the proceeds from our initial public offering to repay the note in full.

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

Director Independence

Our board of directors has determined that Ellette A. Anderson, Clark R. Crosnoe, Paul A. Froning and Glyn C. Milburn are independent within the meaning of the rules of NYSE American.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit Fees	$249,674	$379,500
Audit-Related Fees	317,000	150,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$566,674	$529,500

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Total audit fees for the year ended December 31, 2020 was $200,000 for Friedman LLP and $49,674 for Sadler, Gibb & Associates. Total audit fees for the year ended December 31, 2019 was $300,000 for Friedman LLP and $79,500 for Sadler, Gibb & Associates, LLC.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. Total audit fees related for the year ended December 31, 2020 was $125,000 for Friedman LLP and $192,000 for Sadler, Gibb & Associates. Total audit fees related for the year ended December 31, 2019 was $150,000 for Friedman LLP and $0 for Sadler, Gibb & Associates, LLC.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Friedman LLP for our consolidated financial statements as of and for the year ended December 31, 2020.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2020 and 2019 (as Restated)	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2020 and the Period from April 6, 2019 to December 31, 2019 (Successor) (as Restated) and for the Period from January 1, 2019 to April 5, 2019 (Predecessor)	F-4
Statement of Stockholders’ Equity for Predecessor for the Period from January 1, 2019 to April 5, 2019	F-5
Consolidated Statement of Stockholder’s Deficit for Successor for the Year Ended December 31, 2020 and the Period from April 5, 2019 to December 31, 2019 (as Restated)	F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2020 and the Period from April 6, 2019 to December 31, 2019 (Successor) (as Restated) and for the Period from January 1, 2019 to April 5, 2019 (Predecessor)	F-7
Notes to Consolidated Financial Statements	F-8

(2) Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)
3.2	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)
4.1*	Description of Registrant’s Securities
4.2	Common Stock Purchase Warrant issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2021)
4.3	Common Stock Purchase Warrant issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 25, 2021)
4.4	Form of Representative’s Warrant for Initial Public Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2020)

10.1*	Securities Purchase Agreement, dated October 20, 2020, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto
10.2*	Amendment No. 1 to Securities Purchase Agreement, dated December 8, 2020, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto
10.3	Settlement Agreement, dated June 2, 2020, among 1847 Goedeker Holdco Inc., 1847 Goedeker Inc., Goedeker Television Co., Steve Goedeker and Mike Goedeker (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to Registration Statement on Form S-1/A filed on June 4, 2020)
10.4	Management Services Agreement, dated April 5, 2019, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.5	Amendment No. 1 to Management Services Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.6	Whirlpool Corporation Major Appliances Retail Dealer Sales Agreement, dated March 20, 2014, between Goedeker Television Co. and Whirlpool Corporation (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Registration Statement on Form S-1/A filed on June 4, 2020)
10.7	Lease Agreement, dated April 5, 2019, between S.H.J., L.L.C. and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.8	Lease Agreement, dated January 13, 2021, by and between Westgate 200, LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2021)
10.9	Securities Purchase Agreement, dated March 19, 2021, among 1847 Goedeker Inc., Evergreen Capital Management LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2021)
10.10	Security Agreement, dated March 19, 2021, between 1847 Goedeker Inc. and SILAC Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 25, 2021)
10.11	10% OID Senior Secured Promissory Note issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 25, 2021)
10.12	10% OID Senior Secured Promissory Note issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 25, 2021)
10.13	Promissory Note and Security Agreement, dated August 25, 2020, by 1847 Goedeker Inc. in favor of Arvest Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2020)
10.14	Securities Entitlement Control Agreement, dated August 25, 2020, among Arvest Bank, 1847 Goedeker Inc. and Arvest Investments, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2020)
10.15	12% Amended and Restated Promissory Note issued by 1847 Goedeker Inc. to Steve Goedeker, in his capacity as the Seller’s Representative, on June 2, 2020 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to Registration Statement on Form S-1/A filed on June 4, 2020)
10.16	Security Agreement, dated June 2, 2020, between 1847 Goedeker Inc. and Steve Goedeker, in his capacity as the Seller’s Representative (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to Registration Statement on Form S-1/A filed on June 4, 2020)
10.17	Letter Agreement, dated June 2, 2020, between 1847 Goedeker Inc. and Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to Registration Statement on Form S-1/A filed on June 4, 2020)
10.18	Amendment to Letter Agreement, dated July 16, 2020, between 1847 Goedeker Inc. and Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.38 to Amendment No. 4 to Registration Statement on Form S-1/A filed on July 16, 2020)
10.19	First Amendment to Secured Convertible Promissory Note, dated May 11, 2020, among 1847 Holdings LLC, 1847 Goedeker Holdco Inc. and 1847 Goedeker Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1/A filed on June 4, 2020)

10.20	Employment Letter Agreement, dated August 15, 2019, between 1847 Goedeker Inc. and Douglas T. Moore (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.21	Amendment to Employment Letter Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and Douglas T. Moore (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.22	Employment Letter Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and Robert D. Barry (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.23	Form of Independent Director Agreement between 1847 Goedeker Inc. and each independent director (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.24	Form of Indemnification Agreement between 1847 Goedeker Inc. and each independent director (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.25*	1847 Goedeker Inc. 2020 Equity Incentive Plan
10.26	Form of Stock Option Agreement for 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on April 22, 2020)
10.27	Form of Restricted Stock Award Agreement for 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on April 22, 2020)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed on April 22, 2020)
21.1*	List of Subsidiaries
23.1*	Consent of Friedman LLP
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2020 and 2019 (as Restated)	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2020 and the Period from April 6, 2019 to December 31, 2019 (Successor) (as Restated) and for the Period from January 1, 2019 to April 5, 2019 (Predecessor)	F-4
Statement of Stockholders’ Equity for Predecessor for the Period from January 1, 2019 to April 5, 2019	F-5
Consolidated Statement of Stockholder’s Deficit for Successor for the Year Ended December 31, 2020 and the Period from April 6, 2019 to December 31, 2019 (as Restated)	F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2020 and the Period from April 6, 2019 to December 31, 2019 (Successor) (as Restated) and for the Period from January 1, 2019 to April 5, 2019 (Predecessor)	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

1847 Goedeker Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1847 Goedeker Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the year ended December 31, 2020 and the period from April 6, 2019 through December 31, 2019 (effective April 6, 2019, the “Successor Company”), the period from January 1, 2019 through April 5, 2019 (pre-April 6, 2019, the “Predecessor Company”), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Successor Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from April 6, 2019 through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the period from January 1, 2019 through April 5, 2019 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2019 financial statements to correct errors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020. Marlton, New Jersey
March 29, 2021

1847 GOEDEKER INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
		(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$934,729	$471,308
Restricted cash	8,977,187	-
Receivables	1,998,232	1,455,248
Vendor deposits	547,648	294,960
Merchandise inventory, net	5,147,241	1,380,090
Prepaid expenses and other current assets	635,084	892,796
Total Current Assets	18,240,121	4,494,402
Property and equipment, net	245,948	185,606
Operating lease right-of-use assets, net	1,578,235	2,000,755
Goodwill	4,725,689	4,603,953
Intangible assets, net	1,381,937	1,878,844
Deferred tax assets	-	698,303
Other long-term assets	45,000	45,000
TOTAL ASSETS	$26,216,930	$13,906,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$12,701,715	$5,375,420
Customer deposits	21,879,210	4,164,296
Advances, related party	-	137,500
Lines of credit	-	1,250,930
Current portion of notes payable, related parties	-	1,068,075
Current portion of notes payable	663,339	999,200
Convertible notes payable	-	584,943
Warrant liability	-	122,344
Current portion of operating lease liabilities	450,712	422,520
Total Current Liabilities	35,694,976	14,125,228
Notes payable, related parties, net of current portion	-	2,232,369
Notes payable, net of current portion	2,522,030	-
Operating lease liabilities, net of current portion	1,127,523	1,578,235
Contingent note payable	188,170	49,248
TOTAL LIABILITIES	39,532,699	17,985,080
Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding at December 31, 2020 or 2019	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized; 6,111,200 and 4,750,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	611	475
Additional paid-in capital	13,409,328	1,079,179
Accumulated deficit	(26,725,708)	(5,157,871)
Total Stockholders’ Deficit	(13,315,769)	(4,078,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,216,930	$13,906,863

The accompanying notes are an integral part of these consolidated financial statements

1847 GOEDEKER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2020	Period from April 6, 2019 through December 31, 2019	Period from January 1, 2019 through April 5, 2019
		(As Restated)
Product sales, net	$55,133,653	$34,668,112	$12,946,901
Cost of goods sold	47,878,541	28,596,129	11,004,842
Gross profit	7,255,112	6,071,983	1,942,059

Operating Expenses
Personnel	6,565,380	2,909,751	913,919
Advertising	4,865,361	1,996,507	714,276
Bank and credit card fees	1,806,620	870,877	329,247
Depreciation and amortization	549,712	271,036	9,675
General and administrative	7,900,566	4,728,571	451,214
Total Operating Expenses	21,687,639	10,776,742	2,418,331

LOSS FROM OPERATIONS	(14,432,527)	(4,704,759)	(476,272)

Other Income (Expense)
Interest income	2,479	-	23,807
Financing costs – amortization of debt discount	(762,911)	(520,160)	-
Adjustment in value of contingency	(138,922)	32,246
Interest expense	(870,847)	(785,411)	-
Loss on extinguishment of debt	(1,756,095)	-	-
Write-off of acquisition receivable	(809,000)	-	-
Change in fair value of warrant liability	(2,127,656)	106,900	-
Other income	25,945	15,010	7,200
Total Other Income (Expense)	(6,437,007)	(1,151,415)	31,007

NET LOSS BEFORE INCOME TAXES	(20,869,534)	(5,856,174)	(445,265)

INCOME TAX BENEFIT (EXPENSE)	(698,303)	698,303	-

NET LOSS	$(21,567,837)	$(5,157,871)	$(445,265)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(3.95)	$(1.03)	$(63.61)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,463,603	5,000,000	7,000

The accompanying notes are an integral part of these consolidated financial statements

F-4

1847 GOEDEKER INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(PREDECESSOR)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2018	7,000	$7,000	$707,049	$2,684,628	$3,398,677
Net loss for the period from January 1, 2019 through April 5, 2019	-	-	-	(445,265)	(445,265)
Balance, April 5, 2019	7,000	$7,000	$707,049	$2,239,363	$2,953,412

The accompanying notes are an integral part of consolidated these financial statements

1847 GOEDEKER INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(SUCCESSOR)

For the Period from April 6, 2019 through December 31, 2019 (as Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, April 6, 2019	-	$-	$-	$-	$-
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	475	786,506	-	786,981
Issuance of warrants in connection with notes payable	-	-	292,673	-	292,673
Net loss for the period from April 6, 2019 through December 31, 2019	-	-	-	(5,157,871)	(5,157,871)
Balance, December 31, 2019	4,750,000	$475	$1,079,179	$(5,157,871)	$(4,078,217)

For the Year Ended December 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020 (as restated)	4,750,000	$475	$1,079,179	$(5,157,871)	$(4,078,217)
Issuance of 1847 Holdings warrants in connection with notes payable	-	-	566,711	-	566,711
Forgiveness of related party debt	-	-	137,500	-	137,500
Issuance of 1847 Holdings shares in connection with conversion of notes payable	-	-	375,000	-	375,000
Issuance of common stock for cash	1,111,200	111	8,602,055	-	8,602,166
Issuance of common stock in connection with exercise of warrant	250,000	25	2,249,975	-	2,250,000
Stock-based compensation expense	-	-	398,908	-	398,908
Net loss	-	-	-	(21,567,837)	(21,567,837)
Balance, December 31, 2020	6,111,200	$611	$13,409,328	$(26,725,708)	$(13,315,769)

The accompanying notes are an integral part of these consolidated financial statements

1847 GOEDEKER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2020	Period from April 6, 2019 through December 31, 2019	Period from January 1, 2019 through April 5, 2019
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,567,837)	$(5,157,871)	$(445,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	549,712	271,036	9,675
Amortization of finance costs	681,976	599,814	-
Loss on extinguishment of debt	1,756,095	-	-
Write-off of acquisition receivable	809,000	-	-
Adjustment in contingent liability	138,922	(32,246)	-
Stock-based compensation	398,908	-	-
Change in fair value of warrant liability	2,127,656	(106,900)	-
Non-cash lease expense	422,520	299,245	-
Deferred tax assets	698,303	(698,303)	-
Changes in operating assets and liabilities:
Receivables	(664,720)	(999,066)	1,730,079
Vendor deposits	(252,688)	(294,960)	(73,770)
Merchandise inventory	(3,767,151)	471,161	595,466
Prepaid expenses and other assets	(551,288)	167,066	2,784
Accounts payable and accrued expenses	7,337,081	1,625,064	196,565
Customer deposits	17,714,914	1,855,990	(1,404,266)
Operating lease liabilities	(422,520)	(299,245)	-
Net cash provided by (used in) operating activities	5,408,883	(2,299,215)	611,268
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(113,147)	(2,200)	-
Net cash used in investing activities	(113,147)	(2,200)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net	8,602,166	-	-
Proceeds from note payable	642,600	1,500,000	-
Payments on notes payable	(2,883,754)	(357,207)	-
Proceeds from convertible notes payable	-	650,000	-
Payments on convertible notes payable	(771,431)	-
Net borrowings (payments) on lines of credit	(1,339,430)	1,339,430	-
Cash paid for financing costs	(105,279)	(359,500)	-
Net cash provided by financing activities	4,144,872	2,772,723	-
NET CHANGE IN CASH AND RESTRICTED CASH	9,440,608	471,308	611,268
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	471,308	-	1,525,693
CASH AND RESTRICTED CASH, END OF YEAR	$9,911,916	$471,308	$2,136,961
Cash, cash equivalents and restricted cash consist of the following:
End of year
Cash and cash equivalents	$934,726	$471,308	$-
Restricted cash	8,977,187	-	-
	$9,911,916	$471,308	$-
Cash, cash equivalents and restricted cash consist of the following:
Beginning of year
Cash and cash equivalents	$471,308	$-	$1,525,693
Restricted cash	-	-	-
	$471,308	$-	$1,525,693
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$764,424	$292,890	$-
Cash paid for taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use asset and liability	$-	$2,300,000	$-
Debt discounts on notes payable	$-	$64,286	$-
Warrants in 1847 Holdings contributed on notes payable	$566,711	$292,673	$-
1847 Holdings common shares contributed on note payable	$-	$137,500	$-
Acquisition of Goedeker Television Co.	$-	$4,725,689	$-
Conversion of debt through issuance of 1847 Holdings common shares	$375,000	$-	$-
Derecognition of related party debt	$137,500	$-	$-
Adjustment to fair value of goodwill based on final purchase price allocation	$121,736	$-	$-
Conversion of warrant into common stock	$2,250,000	$-	$-
Issuance of note payable to repay Seller note	$3,500,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Goedeker Inc. (the “Company”) was formed under the laws of the State of Delaware on January 10, 2019 for the sole purpose of acquiring the business of Goedeker Television Co. Prior to the acquisition, the Company did not have any operations other than operations relating to its incorporation and organization.

On April 5, 2019, the Company acquired substantially all the assets and assumed substantially all the liabilities of Goedeker Television Co., a Missouri corporation (“Goedeker”). As a result of this transaction, the Company acquired the former business of Goedeker and continues to operate this business.

October 20, 2020, the Company formed Appliances Connection Inc. (“ACI”) as a wholly owned subsidiary in the State of Delaware. At December 31, 2020, ACI had no assets or liabilities.

The Company is a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. Since Goedeker’s founding in 1951, it has evolved from a local brick and mortar operation serving the St. Louis metro area to a large nationwide omnichannel retailer that offers one-stop shopping. While the Company still maintains its St. Louis showroom, over 95% of its sales are placed through its website at www.goedekers.com.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company and ACI have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

Management has analyzed the impact of the Coronavirus pandemic (“COVID-19”) on its consolidated financial statements as of December 31, 2020 and has determined that the changes to its significant judgments and estimates did not have a material impact with respect to goodwill, intangible assets or long-lived assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiary, ACI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

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

As a result of the impact of pushdown accounting, the consolidated financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the transaction (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of a different basis of accounting between the periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Cash and Cash Equivalents

Cash and equivalents include: (1) currency on hand, (2) demand deposits with banks or financial institutions, (3) other kinds of accounts that have the general characteristics of demand deposits, and (4) short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The majority of payments due from financial institutions for the settlement of credit card and debit card transactions process within two business days and are, therefore, classified as cash and cash equivalents. Other payment methods that take more time to settle are classified as receivables.

Restricted cash includes $3,298,529 pledged to secure a note, $100,000 to secure a vendor letter of credit and $5,578,658 withheld by credit card processors as security for the Company’s customer refund claims and credit card chargebacks. The cash pledged to secure the note payable will be released as the note is repaid, the cash pledged to secure the letter of credit will be released when the vendor offers the Company credit terms, and the cash held by credit card processors will be released at the discretion of the credit card companies.

Revenue Recognition and Cost of Revenue

The Company records revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606. Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.

The Company collects the full sales price from the customer at the time the order is placed, which is recorded as customer deposits on the accompanying consolidated balance sheet. The Company does not incur incremental costs obtaining purchase orders from customers, however, if the Company did, because all the Company’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

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

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

Disaggregated Revenue ‒ The Company disaggregates revenue from contracts with customers by product type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by product type is as follows:

	Successor		Predecessor
	Year Ended December 31, 2020	Period from April 6, 2019 through December 31, 2019	Period from January 1, 2019 through April 5, 2019
Appliance sales	$40,113,568	$28,487,053	$9,784,525
Furniture sales	11,800,277	4,405,866	2,456,085
Other sales	3,219,808	1,775,193	706,291
Total	$55,133,653	$34,668,112	$12,946,901

The Company also sells extended warranty contracts. The Company is an agent for the warranty company and earns a commission on the warranty contracts purchased by customers; therefore, the cost of the warranty contracts is netted against warranty revenue in the accompanying consolidated statement of operations. The Company assumes no liability for repairs to products on which it has sold a warranty contract.

The Company experiences operational trends which are primarily holidays such as Presidents Day, Memorial Day, July 4th, Labor Day, Thanksgiving Day, and Christmas and Black Friday and Cyber Monday.

Receivables

Receivables represent rebates receivable due from manufacturers from whom the Company purchases products and amounts due from credit card processors that do not settle within two days. Rebates receivable are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on the Company’s assessment of the credit history with its manufacturers, it has concluded that there should be no allowance for uncollectible accounts. The Company historically collects substantially all of its outstanding rebates receivables. Uncollectible balances are expensed in the period it is determined to be uncollectible.

Merchandise Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on an average item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the years ended December 31, 2020 and 2019.

Intangible Assets

As of December 31, 2020 and 2019, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives, or 5 years.

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

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair values of intangible assets are compared against their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value. At December 31, 2020 and 2019, there were no impairments in intangible or the right of use (“ROU”) assets.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles (including ROU asset) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At December 31, 2020 and 2019, there were no impairments in long-lived assets.

Lease Liabilities

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. The Company adjusts the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company reviews the ROU asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the ROU asset may not be recoverable. When such events occur, the Company compares the carrying amount of the ROU asset to the undiscounted expected future cash flows related to the ROU asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the ROU asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the ROU asset.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  Cash, restricted cash, receivables, inventory, and prepaid expenses approximate fair value, due to their short-term nature. The fair value hierarchy is defined in the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Customer Deposits

Customer deposits represent the amount collected from customers when an order is placed. The deposits are transferred to revenue when the order ships to the customer or returned to the Company if the order is subsequently cancelled.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2019, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument (see Note 12). There were no derivative instruments at December 31, 2020.

Income Taxes

Under the Company’s accounting policies, the Company initially recognizes a tax position in its consolidated financial statements when it becomes more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax positions that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts. Although the Company believes its provisions for unrecognized tax positions are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which the Company has reflected in its income tax provisions and accruals. The tax law is subject to varied interpretations, and the Company has taken positions related to certain matters where the law is subject to interpretation. Such differences could have a material impact on the Company’s income tax provisions and operating results in the period(s) in which the Company makes such determination.

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the potential liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At December 31, 2020 and 2019, the amount of such accrual was $5,804,100 and $2,910,200, respectively, which is included in accounts payable and accrued expenses. To date, only one state has notified the Company of a potential sales tax liability of approximately $11,000.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive securities. For the year ended December 31, 2020, the potentially dilutive securities were warrants for the purchase of 55,560 shares of common stock issued to affiliates of the underwriter in its initial public offering described below and options for the purchase of 555,000 shares of common stock. For the year ended December 31, 2019, the potentially dilutive securities were penny warrants for the purchase of 250,000 shares of common stock, which were included in basic loss per share, but excluded from diluted loss per share.

Reclassifications

Certain accounts have been reclassified to conform with classifications adopted in the period ended December 31, 2020. Such reclassifications had no effect on net earnings or financial position.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated significant losses since its acquisition and has relied on cash on hand, external bank lines of credit, proceeds from the IPO described below, issuance of third party and related party debt and the issuance of a note to support cashflow from operations.

For the year ended December 31, 2020, the Company incurred operating losses of approximately $14.4 million, cash flows from operations of $5.4 million, and negative working capital of $17.5 million.

Management has prepared estimates of operations for fiscal years 2021 and 2022 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of these consolidated financial statements in the Company’s 10-K.

On August 4, 2020, the Company completed an initial public offering of its common stock, pursuant to which the Company sold 1,111,200 shares of its common stock, at a purchase price of $9.00 per share, for total gross proceeds of $10,000,800 (the “IPO”). After deducting the underwriting commission and offering expenses, the Company received net proceeds of $8,602,166. The Company used a portion of the proceeds from the IPO to pay off certain debt as described below.

As described in Note 19 below, the Company received net proceeds of $4,590,000 from the sale of 10% OID senior secured promissory note and warrants on March 19, 2021. These proceeds will supplement the Company’s cash flow from operations and provide additional liquidity.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of these consolidated financial statements, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize ROU assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. The Company adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for all of the Company’s lease agreements with original terms of greater than one year. The adoption of ASC 842 did not have a significant impact on the Company’s consolidated statements of income or cash flows. See Note 15 for the required disclosures relating to the Company’s lease agreements.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the consolidated financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted ASU 2018-13 on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The Company currently believes that all other issued and not yet effective accounting standards are not relevant to the Company’s consolidated financial statements.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 3—RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its previously issued financial statements as of and for the year ended December 31, 2019 to reflect the modification of a sales tax liability and purchase accounting adjustments:

(1)	The Company determined that it should accrue a liability for potential 2019 sales taxes that might be payable to the states in which it operates as a result of the Wayfair decision (See Note 2 – Sales Tax Liability). Accordingly, the Company accrued a liability of $2,910,200, representing a potential liability for sales taxes and penalties of $2,808,000 and interest expense of $102,200.

(2)	The Company adjusted the fair value of ownership interests in Holdco that were transferred to seller and the value of liabilities assumed in the April 5, 2019 acquisition (see Note 10) resulting in a $372,063 reduction in Goodwill; a $192,542 reduction in Additional Paid in Capital, and $179,521 reduction in liabilities assumed, which was recognized as a general and administrative expense.

The following tables summarize the effect of the restatement on the specific items presented in our historical financial statements included in our previously reported December 31, 2019 financial statements:

1847 GOEDEKER INC.
BALANCE SHEET

	December 31, 2019 (As Filed)		Adjustments	December 31, 2019 (As Restated)
ASSETS
Total Current Assets	4,494,402		-	4,494,402
Goodwill	4,976,016	(2)	(372,063)	4,603,953
TOTAL ASSETS	$14,278,926		$(372,063)	$13,906,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,465,220	(1)	$2,910,200	$5,375,420
Total Current Liabilities	11,215,028		2,910,200	14,125,228
TOTAL LIABILITIES	15,074,880		2,910,200	17,985,080
Stockholders’ Deficit
Additional paid-in capital	1,271,721	(2)	(192,542)	1,079,179
Accumulated deficit	(2,068,150	)(1)	(2,910,200)	(5,157,871)
		(2)	(179,521)
Total Stockholders’ Deficit	(795,954)		(3,282,263)	(4,078,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	14,278,926		$(372,063)	$13,906,863

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

1847 GOEDEKER INC.
STATEMENTS OF OPERATIONS

	Period from April 6, 2019 through December 31, 2019 (As Filed)	Adjustments	Period from April 6, 2019 through December 31, 2019 (As Restated)
Gross profit	6,071,983	-	6,071,983
Operating Expenses
General and administrative	1,741,050 (1)	2,808,000	4,728,571
	(2)	179,521
Total Operating Expenses	7,789,221	2,987,521	10,776,742

LOSS FROM OPERATIONS	(1,717,238)	(2,987,521)	(4,704,759)

Total Other Income (Expense)	(1,049,215)	(102,200)	(1,151,415)

NET LOSS BEFORE INCOME TAXES	(2,766,453)	(3,089,721)	(5,856,174)

INCOME TAX BENEFIT (EXPENSE)	698,303	-	698,303

NET LOSS	$(2,068,150)	$(3,089,721)	$(5,157,871)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.41)		$(1.03)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,000,000		5,000,000

1847 GOEDEKER INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
As Filed:
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	475	979,048	-	979,523
Net loss for the period from April 6, 2019 through December 31, 2019	-	-	-	(2,068,150)	(2,068,150)
Balance, December 31, 2019	4,750,000	$475	$1,272,195	$(2,068,150)	$(795,954)

As Restated:
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	475	786,506	-	786,981
Net loss for the period from April 6, 2019 through December 31, 2019	-	-	-	(5,157,871)	(5,157,871)
Balance, December 31, 2019	4,750,000	$475	$1,079,179	$(5,157,871)	$(4,078,217)

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

1847 GOEDEKER INC.
STATEMENTS OF CASH FLOWS

	Period from April 6, 2019 through December 31, 2019 (As Filed)		Adjustments	Period from April 6, 2019 through December 31, 2019 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,068,150)	(1)	$(2,910,200)	$(5,157,871)
		(2)	(179,521)
Accounts payable and accrued expenses	(1,464,657)	(1)	2,910,200
		(2)	179,521	1,625,064
Net cash provided by (used in) operating activities	(2,299,215)		-	(2,299,215)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	(2,200)			(2,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	2,772,723		-	2,772,723
NET CHANGE IN CASH AND RESTRICTED CASH	471,308		-	471,308
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	-		-	-
CASH AND RESTRICTED CASH, END OF YEAR	$471,308		$-	$471,308

NOTE 4—RECEIVABLES

At December 31, 2020 and 2019, receivables consisted of the following: respectively.

	December 31, 2020	December 31, 2019
Vendor rebates receivable	$1,337,791	$1,455,248
Credit cards in process of collection	660,441	-
Total receivables	$1,998,232	$1,455,248

NOTE 5—MERCHANDISE INVENTORY

At December 31, 2020 and 2019, the inventory balances are composed of:

	December 31, 2020	December 31, 2019
Appliances	$5,285,975	$1,538,552
Furniture	194,852	184,755
Other	91,414	81,783
Total merchandise inventory	5,572,241	1,805,090

Allowance for inventory obsolescence	(425,000)	(425,000)
Merchandise inventory, net	$5,147,241	$1,380,090

NOTE 6—VENDOR DEPOSITS

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

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Prior to obtaining an open line of credit with a major vendor, the Company paid in advance for its purchases. The vendor did not ship product to the Company until an order was complete. As a result, the vendor held Company funds. A second vendor uses the Company’s vendor deposit account as collateral. Orders from this vendor exceeded the deposit account and the Company prepaid for some orders. Vendor deposits as of December 31, 2020 and 2019 were $547,648 and $294,960, respectively.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Equipment	$69,336	$7,376
Warehouse equipment	61,070	29,188
Furniture and fixtures	512	512
Transportation equipment	63,784	63,784
Leasehold improvements	136,931	117,626
Total property and equipment	331,633	218,486
Accumulated depreciation	(85,685)	(32,880)
Property and equipment, net	$245,948	$185,606

Depreciation expense for the year ended December 31, 2020, the period April 6, 2019 to December 31, 2019 and the period January 1, 2019 to April 5, 2019 was approximately $53,000, $33,000 and $10,000, respectively.

NOTE 8—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Customer relationships	$749,000	$749,000
Marketing related - tradename	1,368,000	1,368,000
Total intangible assets	2,117,000	2,117,000
Accumulated amortization	(735,063)	(238,156)
Intangible assets, net	$1,381,937	$1,878,844

In connection with the acquisition of Goedeker, the Company identified intangible assets of $2,117,000, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 3.3 years. Amortization expense for the year ended December 31, 2020, the period April 6, 2019 to December 31, 2019 and the period January 1, 2019 to April 5, 2019 was $496,907, $238,156 and $-0-, respectively.

As of December 31, 2020, the estimated annual amortization expense for each of the next five years is as follows:

2021	$423,396
2022	423,396
2023	423,396
2024	111,749
Total	$1,381,937

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is schedule of accounts payable and accrued expenses at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Trade accounts payable	$5,975,486	$1,644,216
Sales tax	5,804,100	2,910,200
Accrued payroll liabilities	492,573	192,305
Accrued interest	10,000	253,678
Accrued liability for sales returns	200,000	200,000
Other accrued liabilities	219,556	175,021
Total accounts payable and accrued expenses	$12,701,715	$5,375,420

NOTE 10—BUSINESS COMBINATION

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

The aggregate purchase price, recorded as a capital contribution from the Company’s parent company at that time, 1847 Goedeker Holdco Inc. (“Holdco”), was $4,175,373 consisting of: (i) the issuance of a promissory note in the principal amount of $4,100,000 and a deemed fair value of $3,637,898; (ii) up to $600,000 in earn out payments (as described below) with a deemed fair value of $81,494; (iii) a 22.5% ownership interest in Holdco transferred to the Stockholders with a deemed fair value of $786,981, (iv) cash of $478,000, and (v) net of a working capital adjustment of $809,000.

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

On June 2, 2020, the Company entered into a settlement agreement with Goedeker, Steve Goedeker, Mike Goedeker and 1847 Holdings LLC, the Company’s indirect parent company at such time (“1847 Holdings”). The settlement agreement and the related transaction documents that are exhibits to the settlement agreement were all signed on June 2, 2020 only became effective upon the closing of the IPO on August 4, 2020. Pursuant to the settlement agreement, the parties entered into an amendment and restatement of the 9% subordinated promissory note described below (see Note 13). In addition, the parties agreed that the arbitration action described above would be settled effective upon the closing of the IPO and that each party to such arbitration action would release all claims that it has against the other parties to such action. As part of the settlement of the arbitration action, the Company agreed that the sellers will not have to pay the $809,000 working capital adjustment amount, which resulted in a loss on write-off of acquisition receivable during the year ended December 31, 2020.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Goedeker is also entitled to receive the following earn out payments to the extent the Goedeker Business achieves the applicable EBITDA (as defined in the asset purchase agreement) targets:

1.	An earn out payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the closing date is $2,500,000 or greater, which target was not met;

2.	An earn out payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the first anniversary of closing date is $2,500,000 or greater, which target the Company does not expect to meet; and

3.	An earn out payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the second anniversary of the closing date is $2,500,000 or greater. The Company expects to meet this target and adjusted the contingent note payable in the consolidated balance sheet to the present value of the amount due.

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

The Company determined the fair value of the earnout on the date of acquisition was $81,494. Such amount was recorded as a contingent consideration liability within the accounts payable and accrued expense line item on the consolidated balance sheet and is revalued to fair value each reporting period until settled. The year 1 contingent liability of $32,246 was written-off in the year ended December 31, 2019 as the target was not met and the balance of the liability at December 31, 2019 is $49,248. Management reviewed the contingent consideration due at December 31, 2020 and adjusted the balance to the present value of the amount it estimates will be due in April 2022.

The fair value of the purchase consideration issued to Goedeker was allocated to the net tangible assets acquired. The Company accounted for the acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net liabilities assumed was approximately $550,316. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill. Provisional goodwill was estimated at $4,603,953 at December 31, 2019 due to the preliminary valuation. During the year ended December 31, 2020, the Company subsequently adjusted the value of goodwill by $121,736 to $4,725,689 based on the finalized purchase price allocation.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The table below shows the analysis of the Goedeker asset purchase:

Purchase consideration at fair value (as restated):
Note payable, net of $462,102 debt discount and $215,500 of capitalized financing costs	$3,637,898
Cash to seller at closing	478,000
Working capital adjustment	(809,000)
Contingent note payable	81,494
Fair value of ownership interest in Holdco transferred to seller	786,981
Amount of consideration	$4,175,373

Assets acquired and liabilities assumed at fair value
Accounts receivable	$456,183
Inventories	1,851,251
Other assets	295,863
Property and equipment	216,286
Customer related intangibles	749,000
Marketing related intangibles - tradename	1,368,000
Accounts payable and accrued expenses	(3,056,855)
Customer deposits	(2,430,044)
Net tangible assets acquired (liabilities assumed)	$(550,316)

Total net assets acquired (liabilities assumed)	$(550,316)
Consideration paid	4,175,373
Goodwill	$4,725,689

NOTE 11—LINES OF CREDIT

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

Northpoint Commercial Finance LLC

On June 24, 2019, the Company, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC, which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by the Company of inventory at an interest rate of LIBOR plus 7.99%. As of December 31, 2019, the balance of the line of credit was $678,993. The loan and security agreement was terminated on May 18, 2020 and there is no outstanding balance as of December 31, 2020.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 12—NOTES PAYABLE AND WARRANT LIABILITY

Arvest Loan

On August 25, 2020, the Company entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3,500,000. As of December 31, 2020, the outstanding balance of this loan is $3,185,369 comprised of principal of $3,283,628, net of unamortized loan costs of $98,259. The Company classified $663,339 as a current liability and the balance as a long-term liability.

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

Maturities of the debt are as follows:

For the years ended December 31,
2021	$663,339
2022	685,222
2023	707,826
2024	731,177
2025	496,064
Total	$3,283,628
Less: Loan costs	(98,259)
Total	$3,185,369

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

The Company classified the warrant as a derivative liability on the balance sheet at June 30, 2020 of $2,250,000 based on the estimated value of the warrant in the IPO. The increase in the value of the warrant from the estimated value of $122,344 at December 31, 2019 resulted in a charge of $2,127,656 during the year ended December 31, 2020. Immediately prior to the closing of the IPO on August 4, 2020, SBCC converted the warrant into 250,000 shares of common stock.

NOTE 13—NOTES PAYABLE, RELATED PARTIES

As noted in Note 10, a portion of the purchase price for the acquisition was paid by the issuance by the Company to Steve Goedeker, as representative of Goedeker, of a 9% subordinated promissory note in the principal amount of $4,100,000. As of December 31, 2019, the balance of the note was $3,300,444.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Pursuant to the settlement agreement described above (see Note 10), the parties entered into an amendment and restatement of the note that became effective as of the closing of the IPO on August 4, 2020, pursuant to which (i) the principal amount of the existing note was increased by $250,000, (ii) upon the closing of the IPO, the Company agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note was increased from 9% to 12%. In accordance with the terms of the amended and restated note, the Company used a portion of the proceeds from the IPO to pay $1,083,842 of the balance of the note representing a $696,204 reduction in the principal balance and interest accrued through August 4, 2020 of $387,638.

The Company repaid this note payable with proceeds from the Arvest Loan. In connection with the refinance, the Company recorded a $757,239 loss on extinguishment of debt consisting of a $250,000 forbearance fee, write-off of unamortized loan discount of $338,873, and write-off of unamortized debt costs of $168,366.

NOTE 14—CONVERTIBLE PROMISSORY NOTE

On April 5, 2019, 1847 Holdings, Holdco and the Company (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286. As additional consideration for the purchase of the note, (i) 1847 Holdings issued to Leonite 50,000 common shares (valued at $137,500), (ii) 1847 Holdings issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in Holdco. As of December 31, 2019, the balance of the note was $584,943. As a result of this transaction, Leonite became a related party.

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

1847 Holdings issued 50,000 common shares valued at $137,500 and a debt-discount related to the warrants valued at $292,673. In the second quarter of 2020, the $137,500 value of the shares was transferred from a liability to 1847 Holdings to additional paid-in-capital. The Company amortized $129,343 of financing costs related to the shares and warrants in the year ended December 31, 2020.

Under the note, Leonite had the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares or any shares of capital stock or other securities of 1847 Holdings into which such common shares may be changed or reclassified.

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

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

As a result of the activity on this note, $948,856 was recorded as loss on extinguishment of debt for the year ended December 31, 2020.

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

NOTE 15—OPERATING LEASE

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

During the year ended December 31, 2020 and the period April 6 to December 31, 2019, the Company paid and expensed rent payments of $540,000 and $397,500, respectively.

At December 31, 2019, the operating lease right of use asset was $2,000,755. Supplemental balance sheet information related to lease at December 31, 2020 was as follows:

Operating lease right-of-use asset	$1,578,235

Lease liability, current portion	$450,712
Lease liability, long-term	1,127,523
Total operating lease liability	$1,578,235

Weighted average remaining lease term (months)	39

Weighted average discount rate	6.5%

Maturities of the lease liability for each of the next five years is as follows:

2021	$540,000
2022	540,000
2023	540,000
2024	135,000
Total lease payments	$1,755,000

Less imputed interest	(176,765)
Total lease liability	$1,578,235

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 16—RELATED PARTIES

Offsetting Management Services Agreement

On April 5, 2019, the Company entered into an offsetting management services agreement with 1847 Partners LLC (the “Manager”), a company owned and controlled by Ellery W. Roberts, the Company’s chairman and a significant stockholder. This agreement was amended on April 21, 2020 with the amendment becoming effective at the closing of IPO on August 4, 2020.

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

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of Goedeker in connection with performing services under the offsetting management services agreement. The Company did not pay any expenses for the years ended December 31, 2020 and 2019.

The Company expensed $250,000 and $183,790 in management fees for the years ended December 31, 2020 and 2019, respectively.

Other Transactions

See Note 14 for a description of the securities purchase agreement and secured convertible promissory note that the Company entered into with 1847 Holdings, Holdco and Leonite, as well as the related shares and warrants issued by 1847 Holdings, the Company’s indirect parent company at such time.

NOTE 17—STOCKHOLDERS’ DEFICIT

As of December 31, 2020, the Company was authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. To date, the Company has not designated or issued any shares of preferred stock.

Common Stock

As of December 31, 2020 and 2019, the Company had 6,111,200 and 4,750,000 shares of common stock issued and outstanding, respectively. Each share entitles the holder thereof to one vote per share on all matters coming before the stockholders of the Company for a vote.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Upon the Company’s inception on January 10, 2019, the Company issued 4,750,000 shares of common stock for a total purchase price of $1.00.

On August 4, 2020, the Company sold 1,111,200 shares of common stock for total gross proceeds of $10,000,800. After deducting the underwriting commission and expenses, the Company received net proceeds of $8,602,166.

On August 4, 2020, the Company issued 250,000 shares of common stock to SBCC upon conversion of its warrant (see Note 12).

Equity Incentive Plan

Effective as of July 30, 2020, the Company established the 1847 Goedeker Inc. 2020 Equity Incentive Plan (“Plan”). The Plan was approved by the Company’s board of directors and stockholders on April 21, 2020. The Plan is administered by compensation committee of the board of directors. The Plan permits the grant of restricted stock, stock options and other forms of incentive compensation to the Company’s officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 555,000 shares. As of December 31, 2020, there were 555,000 shares granted and no shares available for grant.

During the year ended December 31, 2020, the Company issued options for the purchase of 555,000 shares of common stock with a total value of $1,848,056. The Company recorded stock option expense of $398,908 and for the year ended December 31, 2020. The remaining compensation expense of $1,449,148 will be recognized over the remaining vesting periods.

The following table presents activity relating to stock options for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2019	-	$-	-
Granted	555,000	9.00	10
Exercised	-	-	-
Forfeited / Cancelled / Expired	-	-	-
Outstanding at December 31, 2020	555,000	$9.00	9

Exercisable at December 31, 2020	65,790	$9.00	9

As of December 31, 2020, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate stock-based compensation expense for the year ended December 31, 2020:

Volatility	46.6%
Risk-free interest rate	0.47%
Dividend yield	0.0%
Expected term	6.25 Years

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The following table sets forth stock-based compensation expense for the year ended December 31, 2020 and the four succeeding years:

Year Ended December 31, 2020	$398,908
2021	483,185
2022	462,024
2023	367,198
2024	136,741
2025	-
Total stock-based compensation	$1,848,056

Warrants

On August 4, 2020, the Company issued warrants for the purchase of 55,560 shares of common stock to affiliates of the representative in the IPO (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, at a per share exercise price equal to $11.25.

On April 5, 2019, the Company issued to SBCC a ten-year warrant to purchase shares of the most senior capital stock of the Company equal to 5.0% of the outstanding equity securities of the Company on a fully-diluted basis for an aggregate price equal to $100. SBCC exercised this warrant for the purchase of 250,000 shares of common stock on August 4, 2020.

The following table presents activity relating to the Underwriter Warrants for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2019	-	$-	-
Granted	55,560	11.25	5
Exercised	-	-	-
Cancelled / Expired	-	-	-
Outstanding at December 31, 2020	55,560	$11.25	4.5

Exercisable at December 31, 2020	-0-	$11.25	4.5

The Company recognizes stock issuance expense for the Underwriter Warrants on a straight-line basis over the vesting period of the Underwriter Warrants. The following assumptions were used to calculate stock issuance expense for the year ended December 31, 2020:

Volatility	46.5%
Risk-free interest rate	0.47%
Dividend yield	0.0%
Term	4.5 years

NOTE 18—INCOME TAXES

As of December 31, 2020 and 2019, the Company had net operating loss carry forwards of approximately $15,002,557 and $1,593,680, respectively, that may be available to reduce future years’ taxable income indefinitely. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The net change in the valuation allowance resulted in an increase of $4,377,815 and $709,582 for the years ended December 31, 2020 and 2019, respectively.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The provision for Federal and state income tax consists of the following.

The cumulative tax effect at the expected rate of 25.7% and 25.7% of significant items comprising the Company’s net deferred tax amount is as follows.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards incurred prior to 2018 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The components for the provision of income taxes include:

	December 31, 2020	December 31, 2019
Current Federal and State	$-	$-
Deferred Federal and State	698,303	(698,303)
Total provision (benefit) for income taxes	$698,303	$(698,303)

A reconciliation of the statutory US Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2020	December 31, 2019
Federal tax	$(4,382,602)	$(1,229,797)
State tax, net of Federal benefit	(891,129)	(250,059)
Change in warrant value	537,535	-
Write-off of acquisition and other receivables	238,540	-
Other	108,439	71,971
Valuation allowance	5,087,396	709,582
Total income tax provision (benefit)	$698,303	$(698,303)
Effective tax rate	(3.3)%	11.92%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets
Inventory	$107,398	$107,398
Accrued expenses	1,589,889	792,845
Interest limitation	319,698	191,886
Other	6,597	-
Lease liability	398,820	505,591
Loss carryforward	3,791,146	339,287
Valuation allowance	(5,796,978)	(709,582)
Total deferred tax assets	$416,595	$1,227,425

Deferred tax liabilities
Other	-	(94)
Right of use assets	(398,820)	(505,591)
Intangibles	$(17,775)	$(23,437)
Total deferred tax liabilities	$(416,595)	$(529,122)

Total net deferred income tax assets (liabilities)	$-	$698,303

The Company accrues interest and penalties related to unrecognized tax benefits. The Company does not believe it has any unrecognized tax benefits for December 31, 2020 and 2019 that would have a material impact on the financial statements. The Company’s income tax returns are open to examination by the Internal Revenue Service and various State jurisdictions.

	December 31, 2020	December 31, 2019
Net deferred tax asset (liability)	$5,796,978	$1,407,885
Valuation allowance	$(5,796,978)	$(709,852)

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 19—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as set forth below.

Lease Agreement

On January 13, 2021, the Company entered into a lease agreement with Westgate 200, LLC for a new premises in St. Charles, Missouri. The lease is for a term of 63 months with two (2) options to renew for additional five (5) year periods and provides for a base rent of $4.35 per square foot per year with 2.5% annual increases and a three-month abatement, resulting in a base rent during the first year of $20,976.79 per month, increasing to a base rent during the fifth year of $23,146.80 per month. The Company must also pay its 29% pro rata portion of the property taxes, operating expenses and insurance costs and is also responsible to pay for the utilities used on the premises. In the event of late payment, interest shall accrue on the unpaid amount at the rate equal to the greater of (i) two (2) percentage points in excess of the prime lending rate as established by U.S. Bank, N.A., or (ii) the default rate applicable to the first priority mortgage in effect at the time such default interest rate is imposed.

The lease contains customary events of default, including (i) if the Company shall fail to pay rent within five (5) days after the due date, (ii) if the Company shall fail to observe or perform any other terms, covenants, conditions or provisions under the lease and fail to cure such default within thirty (30) days after written notice to the Company, (iii) if the Company fails to occupy all or any material portion of the lease premises for more than ninety (90) consecutive days, for reasons other than force majeure, and fails to pay all costs incurred by the landlord as a result of such failure to occupy, and other customary representations, warranties and covenants.

Securities Purchase Agreement

On March 19, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two institutional investors (each, a “Purchaser” and together, the “Purchasers”), pursuant to which the Company issued to each Purchaser (i) a 10% OID senior secured promissory note in the principal amount of $2,750,000 (together, the “Notes”) and (ii) a four-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $12.00, subject to adjustments, which may be exercised on a cashless basis (together, the “Warrants”), for a purchase price of $2,500,000 each, or $5,000,000 in the aggregate. After deducting a placement fee and other expenses, the Company received net proceeds of $4,590,000.

The Notes bear interest at a rate of 10% per annum and mature on December 19, 2021. The Notes may be prepaid by the Company in whole or in part at any time or from time to time without penalty or premium upon at least five (5) days prior written notice, which notice period may be waived by the holder. In addition, if the Company issues and sells shares of its equity securities to investors on or before the maturity date in an equity financing with total gross proceeds of not less than $10,000,000 (excluding the conversion of the notes or other convertible securities issued for capital raising purposes), then the Company must repay the then-outstanding principal amount of the Notes and any accrued but unpaid interest.

The Notes are secured by a first priority security interest in all of the Company’s assets and contain customary events of default. Upon, and during the continuance of, an event of default, the Notes are convertible, in whole or in part, at the option of the holder into shares of common stock at a conversion price equal to $12.00, or if lower, 80% of the lowest volume weighted average price for the twenty (20) consecutive trading days prior to the applicable conversion date, but in no event less than $9.00. The conversion price will be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. In addition, if the Company sells or grants any common stock or securities convertible into or exchangeable for common stock or grants any right to reprice such securities at an effective price per share that is lower than the then conversion price, the conversion price shall be reduced to such price, subject to certain exceptions set forth in the Notes.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Notwithstanding the foregoing, the Company shall not effect any conversion of a Note, and a holder shall not have the right to convert any principal and/or interest of a Note, to the extent that after giving effect to the conversion the holder (together with the holder’s affiliates and any persons acting as a group together with the holder or any of the holder’s affiliates) would beneficially own over 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Note. The holder may, upon not less than 61 days’ prior notice to the Company, increase or decrease such limitation, provided that such limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Note. The Warrants also contain this beneficial ownership limitation.

The Purchase Agreement contains customary representations, warranties and covenants for a transaction of this type. Pursuant to the Purchase Agreement, the Purchasers were granted piggy-back registration rights with respect to the shares issuable upon conversion of the Notes and exercise of the Warrants. The Company also agreed that, until the date that no Purchasers own any securities, the Company will timely file (or obtain extensions in respect thereof and file within the applicable grace period) all reports required to be filed by the Company pursuant to the Exchange Act even if the Company is not then subject to the reporting requirements of the Exchange Act. In addition, the Company agreed that, so long as any of the Notes remain outstanding, neither the Company, nor any subsidiary of the Company, shall, without each Purchaser’s written consent and subject to certain exceptions set forth in the Purchase Agreement:

●	sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business;

●	incur, create, assume or suffer to exist any lien on any of its property or assets, except for certain liens set forth in the Purchase Agreement;

●	incur or suffer to exist or guarantee any indebtedness that is senior to or pari passu with (in priority of payment and performance) the Company’s obligations under the Purchase Agreement except for non-equity linked indebtedness relating to the acquisition of inventory secured by certain liens;

●	pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock, other than dividends on shares of common stock solely in the form of additional shares of common stock, or directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock;

●	redeem, repurchase or otherwise acquire in any one transaction or series of related transactions any shares of capital stock of the Company or any warrants, rights or options to purchase or acquire any such shares, or repay any pari passu or subordinated indebtedness of the Company other than non-equity linked indebtedness relating to the acquisition of inventory secured by certain liens;

●	lend money, give credit, make advances to or enter into any transaction with any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries and affiliates of the Company, except loans, credits or advances (i) in existence or committed on the closing date and which the Company has informed each Purchaser in writing prior to the closing date, (ii) in regard to transactions with unaffiliated third parties, made in the ordinary course of business, or (iii) in regard to transactions with unaffiliated third parties, not in excess of $50,000; or

●	repay any affiliate (as defined in Rule 144) of the Company in connection with any indebtedness or accrued amounts owed to any such party.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2021	1847 GOEDEKER INC.

/s/ Douglas T. Moore
Name: Douglas T. Moore
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Barry
Name: Robert D. Barry
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Douglas T. Moore	Chief Executive Officer and Director (principal executive officer)	March 29, 2021
Douglas T. Moore

/s/ Robert D. Barry	Chief Financial Officer (principal financial and accounting officer)	March 29, 2021
Robert D. Barry

/s/ Ellery W. Roberts	Chairman of the Board	March 29, 2021
Ellery W. Roberts

/s/ Edward J. Tobin	Director	March 29, 2021
Edward J. Tobin

/s/ Ellette A. Anderson	Director	March 29, 2021
Ellette A. Anderson

/s/ Clark R. Crosnoe	Director	March 29, 2021
Clark R. Crosnoe

/s/ Paul A. Froning	Director	March 29, 2021
Paul A. Froning

/s/ Glyn C. Milburn	Director	March 29, 2021
Glyn C. Milburn