Form 10-Q/A
period 2020-06-30
1847 Goedeker Inc.
filed 2021-05-03
CIK 1810140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

1847 Goedeker Inc. (the “Company”) is filing this amended Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 that was originally filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2020 (“Original Filing”) to restate its unaudited financial statements as of June 30, 2020 and December 31, 2019 (successor), for the three and six months ended June 30, 2020 (successor), for the period from April 6, 2019 to June 30, 2019 (successor), for the period from April 1, 2019 to April 5, 2019 (predecessor) and for the period from January 1, 2019 to April 5, 2019 (predecessor). As described in Item 4.02 of the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2021, the previously filed unaudited financial statements for these periods should no longer be relied upon. This Amendment also amends certain other items in the Original Filing, as listed below.

As further discussed in Note 3 to the Company’s unaudited financial statements in Part I, Item 1, “Financial Statements” of this Amendment, the Company concluded that it would restate the previously issued financial statements included in the Original Filing in connection with the modification of a sales tax liability and certain purchase accounting adjustments. In addition, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as modified and superseded as necessary to reflect the restatement and other immaterial changes described above. Accordingly, the Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events and should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Information not affected by the restatement and other immaterial changes is unchanged and reflects disclosures made at the time of the filing of the Original Filing. The disclosures impacted by the restatement include, but are not limited to, those related to goodwill, accounts payable and accrued expenses, additional paid-in capital, accumulated deficit, general and administrative expenses and net loss. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Part II, Item 6. Exhibits

In accordance with applicable SEC rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment.

i

1847 GOEDEKER INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2020

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 GOEDEKER INC.

UNAUDITED FINANCIAL STATEMENTS

Page

Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019 (As Restated)	2
Statements of Operations for the Three and Six Months Ended June 30, 2020 and the Period from April 6, 2019 to June 30, 2019 (Successor), and for the Period from April 1, 2019 to April 5, 2019 and the Period from January 1, 2019 to April 5, 2019 (Predecessor) (unaudited) (As Restated)	3
Statement of Stockholders’ Equity for Predecessor for the Period from January 1, 2019 to April 5, 2019 (unaudited)	4
Statement of Stockholder’s Deficit for Successor for the Period from April 6, 2019 to June 30, 2019 and for Six Months Ended June 30, 2020 (unaudited) (As Restated)	5
Statements of Cash Flows for the Six Months Ended June 30, 2020 and the Period from April 6, 2019 to June 30, 2019 (Successor) and for the Period from January 1, 2019 to April 5, 2019 (Predecessor) (unaudited) (As Restated)	6
Notes to Financial Statements (As Restated)	7

1847 GOEDEKER INC.

BALANCE SHEETS

	June 30, 2020 (As Restated)	December 31, 2019 (As Restated)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,555,946	$64,470
Receivables	1,955,076	1,862,086
Vendor deposits	345,503	294,960
Merchandise inventory, net	1,724,725	1,380,090
Other assets	1,997,846	892,796
Total Current Assets	9,579,096	4,494,402
Property and equipment, net	170,741	185,606
Operating lease right-of-use assets, net	1,792,872	2,000,755
Goodwill	4,725,689	4,603,953
Intangible assets, net	1,717,078	1,878,844
Deferred tax assets	1,822,256	698,303
Other long-term assets	45,000	45,000
TOTAL ASSETS	$19,852,732	$13,906,863

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$7,372,793	$5,375,420
Customer deposits	12,431,608	4,164,296
Advances, related party	-	137,500
Lines of credit	456,105	1,250,930
Current portion of notes payable, related parties	1,260,564	1,068,075
Current portion of notes payable	1,162,014	999,200
Convertible notes payable	821,431	584,943
Warrant liability	2,250,000	122,344
Current portion of operating lease liabilities	375,885	422,520
Total Current Liabilities	26,130,400	14,125,228
Notes payable, related parties, net of current portion	2,155,662	2,232,369
Notes payable, net of current portion	358,189	-
Operating lease liabilities, net of current portion	1,416,987	1,578,235
Contingent note payable	49,248	49,248
TOTAL LIABILITIES	30,110,486	17,985,080
Stockholder’s Deficit
Common stock, $.0001 par value, 200,000,000 shares authorized and 4,750,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	475	475
Additional paid-in capital	2,058,390	1,079,179
Accumulated deficit	(12,316,619)	(5,157,871)
Total Stockholder’s Deficit	(10,257,754)	(4,078,217)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$19,852,732	$13,906,863

The accompanying notes are an integral part of these unaudited financial statements

1847 GOEDEKER INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor			Predecessor
	Three Months Ended June 30, 2020 (As Restated)	Six Months Ended June 30, 2020 (As Restated)	Period from April 6, 2019 through June 30, 2019 (As Restated)	Period from April 1, 2019 through April 5, 2019	Period from January 1, 2019 through April 5, 2019
Product sales, net	$15,285,031	$24,962,209	$10,545,880	$999,855	$12,946,901
Cost of goods sold	12,685,158	20,796,328	8,702,406	735,186	11,004,842
Gross profit	2,599,873	4,165,881	1,843,474	264,669	1,942,059

Operating Expenses
Personnel	1,040,189	2,351,673	886,225	31,198	913,919
Advertising	891,907	1,558,343	525,222	113,477	714,276
Bank and credit card fees	454,569	699,309	232,273	72,130	329,247
Depreciation and amortization	91,790	183,631	87,437	-	9,675
General and administrative	1,509,417	2,949,257	1,952,241	34,767	451,214
Total Operating Expenses	3,987,872	7,742,213	3,683,398	251,572	2,418,331

INCOME (LOSS) FROM OPERATIONS	(1,387,999)	(3,576,332)	(1,839,924)	13,097	(476,272)

Other Income (Expense)
Interest income	1,062	1,062	-	-	23,807
Financing costs	(74,504)	(269,186)	(159,255)	-	-
Interest expense	(296,708)	(557,996)	(233,722)	-	-
Loss on extinguishment of debt	(948,856)	(948,856)	-	-	-
Write-off of acquisition receivable	(809,000)	(809,000)	-	-	-
Change in fair value of warrant liability	(2,127,656)	(2,127,656)	2,600	-	-
Other income (expense)	2,880	5,263	45,218	160	7,200
Total Other Income (Expense)	(4,252,782)	(4,706,369)	(345,159)	160	31,007

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,640,781)	(8,282,701)	(2,185,083)	13,257	(445,265)

INCOME TAX BENEFIT	688,953	1,123,953	-	-	-

NET INCOME (LOSS)	$(4,951,828)	$(7,158,748)	$(2,185,083)	$13,257	$(445,265)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(0.99)	$(1.43)	$(0.44)	$1.89	$(63.61)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	7,000	7,000

The accompanying notes are an integral part of these unaudited financial statements

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

The accompanying notes are an integral part of these unaudited financial statements

1847 GOEDEKER INC.

STATEMENT OF STOCKHOLDER’S DEFICIT (SUCCESSOR)

(UNAUDITED)

For the Period from April 6, 2019 through June 30, 2019 (As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 6, 2019	-	$-	$-	$-	$-
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	475	786,506	-	786,981
Issuance of warrants in connection with notes payable	-	-	292,673	-	292,673
Net loss for the period from April 6, 2019 through June 30, 2019	-	-	-	(2,185,083)	(2,185,083)
Balance, June 30, 2019 (As Restated)	4,750,000	$475	$1,079,179	$(2,185,083)	$(1,105,429)

For the Three and Six Months Ended June 30, 2020 (As Restated)

	Common Stock		Additional	Accumulated	Total Stockholder’s
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, January 1, 2020 (As Restated)	4,750,000	$475	$1,079,179	$(5,157,871)	$(4,078,217)
Net loss	-	-	-	(2,206,920)	(2,206,920)
Balance, March 31, 2020 (As Restated)	4,750,000	$475	$1,079,179	$(7,364,791)	$(6,285,137)
Issuance of 1847 Holdings warrants in connection with notes payable	-	-	566,711	-	566,711
Forgiveness of related party debt	-	-	137,500	-	137,500
Issuance of 1847 Holdings shares in connection with exercise of warrant	-	-	275,000	-	275,000
Net loss	-	-	-	(4,951,828)	(4,951,828)
Balance, June 30, 2020 (As Restated)	4,750,000	$475	$2,058,390	$(12,316,619)	$(10,257,754)

The accompanying notes are an integral part of these unaudited financial statements

1847 GOEDEKER INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor		Predecessor
	Six Months Ended June 30, 2020 (As Restated)	Period from April 6, 2019 through June 30, 2019 (As Restated)	Period from January 1, 2019 through April 5, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,158,748)	$(2,185,083)	$(445,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	183,631	97,113	9,675
Amortization of finance costs	318,599	157,502	-
Gain on write-down of contingent liability	-	-	-
Loss on extinguishment of debt	948,856	-	-
Write-off of acquisition receivable	809,000	-	-
Change in fair value of warrant liability	2,127,656	(2,600)	-
Non-cash lease expense	207,883	98,166	-
Deferred tax assets	(1,123,953)	-	-
Changes in operating assets and liabilities:
Receivables	(214,726)	(1,812,486)	1,730,079
Vendor deposits	(50,543)	-	(73,770)
Merchandise inventory	(344,635)	(608,073)	595,466
Prepaid expenses and other assets	(1,914,049)	505,727	2,784
Accounts payable and accrued expenses	2,003,642	734,813	196,565
Customer deposits	8,267,312	995,742	(1,404,266)
Operating lease liabilities	(207,883)	(98,166)	-
Net cash provided by (used in) operating activities	3,852,042	(2,117,345)	611,268
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,000)	-	-
Net cash used in investing activities	(7,000)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	642,600	1,500,000	-
Repayment on notes payable	(181,674)	(93,750)	-
Proceeds from convertible notes payable	-	650,000	-
Net borrowings (payments) on lines of credit	(814,492)	591,315	-
Cash paid for financing costs	-	(359,500)	-
Net cash provided by (used in) financing activities	(353,566)	2,288,065	-
NET CHANGE IN CASH	3,491,476	170,720	611,268
CASH, BEGINNING OF PERIOD	64,470	-	1,525,693
CASH, END OF PERIOD	$3,555,946	$170,720	$2,136,961

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$170,385	$77,185	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use asset	$-	$2,300,000	$-
Debt discounts on notes payable	$-	$66,286	$-
Warrants in 1847 Holdings contributed on notes payable	$-	$229,244	$-
Warrants in 1847 Holdings contributed on convertible notes payable	$-	$292,673	$-
1847 Holdings common shares contributed on note payable	$-	$137,500	$-
Acquisition of Goedeker Television Co.	$-	$492,601	$-
Conversion of debt through issuance of 1847 Holdings common shares	$275,000	$-	$-
Exercise of warrant liability through issuance of 1847 Holdings non-controlling interest	$118,500	$-	$-
Derecognition of related party debt	$137,500	$-	$-
Adjustment to fair value of goodwill based on final purchase price allocation	$121,736	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

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

Acquired identifiable intangible assets are amortized over the following periods:

Acquired Intangible Asset	Amortization Basis	Expected Life (Years)
Customer related	Straight-line	5
Marketing related	Straight-line	5

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

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the potential liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At June 30, 2020 and December 31, 2019, the amount of such accrual was $4,767,000 and $2,910,200, respectively, which is included in accounts payable and accrued expenses.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For the three and six month periods ended June 30, 2020 and 2019, the potentially dilutive securities were penny warrants for the purchase of 250,000 shares of common stock, which were included in basic loss per share, but excluded from diluted loss per share.

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

For the six months ended June 30, 2020, the Company incurred operating losses of $3,576,332, cash flows from operations of $3,852,042 and negative working capital of $16,554,304.

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

NOTE 3—RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its previously issued financial statements as of June 30, 2020 and December 31, 2019 and for the periods April 6 to June 30, 2019 and the three and six months ended June 30, 2020 to reflect the modification of a sales tax liability and purchase accounting adjustments:

(1)	The Company determined that it should accrue a liability for potential 2020 and 2019 sales taxes that might be payable to the states in which it operates as a result of the Wayfair decision (See Note 2 – Sales Tax Liability). Accordingly, for the three months ended June 30, 2020, the Company accrued $935,000, of which $873,200 was sales tax and $61,800 was interest. For the six months ended June 30, 2020, the Company accrued $1,856,800, of which $1,746,400 was sales tax and $110,400 was interest. At June 30, 2020, the Company had a total accrued liability of $4,767,000 of which $4,554,400 was sales tax and $212,600 was interest. For the period April 6 to June 30, 2019, the Company accrued $1,262,300, of which $1,223,600 was sales tax and $28,700 was interest.

(2)	The Company adjusted the fair value of ownership interests in Holdco that were transferred to seller and the value of liabilities assumed in the April 5, 2019 acquisition (see Note 9) resulting in a $372,063 reduction in Goodwill, a $192,542 reduction in Additional Paid in Capital, and $179,521 reduction in liabilities assumed, which was recognized as a general and administrative expense.

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

The following tables summarize the effect of the restatement on the specific items presented in our previously reported financial statements:

1847 GOEDEKER INC.

BALANCE SHEET

June 30, 2020

	June 30, 2020 (As Filed)		Adjustments	June 30, 2020 (As Restated)
ASSETS
Total Current Assets	$9,579,066		$-	$9,579,099
Goodwill	5,097,752	(2)	(372,063)	4,725,689
TOTAL ASSETS	$20,224,795		$(372,063)	$19,852,732

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,605,793	(1)	$4,767,000	$7,372,793
Total Current Liabilities	21,363,400		4,767,000	26,130,400
TOTAL LIABILITIES	25,343,486		4,767,000	30,110,486
Stockholders’ Deficit
Additional paid-in capital	2,250,932	(2)	(192,542)	2,058,390
Accumulated deficit	(7,370,098	)(1)	(4,767,000)	(12,316,619)
		(2)	(179,521)
Total Stockholders’ Deficit	(5,118,691)		(5,139,063)	(10,257,754)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,224,795		$(372,063)	$19,852,732

1847 GOEDEKER INC.

BALANCE SHEET

December 31, 2019

	December 31, 2019 (As Filed)		Adjustments	December 31, 2019 (As Restated)
ASSETS
Total Current Assets	$4,494,402		$-	$4,494,402
Goodwill	4,976,016	(2)	(372,063)	4,603,953
TOTAL ASSETS	$14,278,926		$(372,063)	$13,906,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,465,220	(1)	$2,910,200	$5,375,420
Total Current Liabilities	11,215,028		2,910,200	14,125,228
TOTAL LIABILITIES	15,074,880		2,910,200	17,985,080
Stockholders’ Deficit
Additional paid-in capital	1,271,721	(2)	(192,542)	1,079,179
Accumulated deficit	(2,068,150	)(1)	(2,910,200)	(5,157,871)
		(2)	(179,521)
Total Stockholders’ Deficit	(795,954)		(3,282,263)	(4,078,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,278,926		$(372,063)	$13,906,863

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

 1847 GOEDEKER INC.

STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2020

	Three Months Ended June 30, 2020 (As Filed)		Adjustments	Three Months Ended June 30, 2020 (As Restated)
Gross profit	$2,599,873		$-	$2,599,873
Operating Expenses
General and administrative	636,217	(1)	873,200	1,509,417
Total Operating Expenses	3,114,672		873,200	3,987,872
LOSS FROM OPERATIONS	(514,799)		(873,200)	(1,387,999)
Total Other Income (Expense)	(4,190,982)		(61,800)	(4,252,782)
NET LOSS BEFORE INCOME TAXES	(4,705,781)		(935,000)	(5,640,781)
INCOME TAX BENEFIT (EXPENSE)	688,953		-	688,953
NET LOSS	$(4,016,828)		$(935,000)	$(4,951,828)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.80)			$(0.99)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,000,000			5,000,000

1847 GOEDEKER INC.

STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2020

	Six Months Ended June 30, 2020 (As Filed)		Adjustments	Six Months Ended June 30, 2020 (As Restated)
Gross profit	$4,165,881		$-	$4,165,881
Operating Expenses
General and administrative	1,202,857	(1)	1,746,400	2,949,257
Total Operating Expenses	5,995,813		1,746,400	7,742,213
LOSS FROM OPERATIONS	(1,829,932)		(1,746,400)	(3,576,332)
Total Other Income (Expense)	(4,595,969)		(110,400)	(4,706,369)
NET LOSS BEFORE INCOME TAXES	(6,425,901)		(1,856,800)	(8,282,701)
INCOME TAX BENEFIT (EXPENSE)	1,123,953		-	1,123,953
NET LOSS	$(5,301,948)		$1,856,800)	$(7,158,748)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(1.06)			$(1.43)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,000,000			5,000,000

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

1847 GOEDEKER INC.

STATEMENTS OF OPERATIONS

Period from April 6, 2019 through June 30, 2019

	Period from April 6, 2019 through June 30, 2019 (As Filed)		Adjustments	Period from April 6, 2019 through June 30, 2019 (As Restated)
Gross profit	1,843,474		-	1,843,474
Operating Expenses
General and administrative	539,120	(1)	1,233,600	1,952,241
		(2)	179,521
Total Operating Expenses	2,270,277		1,413,121	3,683,398
LOSS FROM OPERATIONS	(426,803)		(1,413,121)	(1,839,924)
Total Other Income (Expense)	(316,459)		(28,700)	(345,159)
NET LOSS BEFORE INCOME TAXES	(743,262)		(1,441,821)	(2,185,083)
INCOME TAX BENEFIT (EXPENSE)	-		-	-
NET LOSS	$(743,262)		$(1,441,821)	$(2,185,083)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.15)			$(0.44)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,000,000			5,000,000

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

1847 GOEDEKER INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

Three and Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
As Filed:
Balance, January 1, 2020	4,750,000	$475	$1,271,721	$(2,068,150)	$(795,954)
Net loss	-	-	-	(1,285,120)	(1,285,120)
Balance, March 31, 2020	4,750,000	$475	$1,271,721	$(3,353,270)	$(2,081,074)
Net loss	-	-	-	(4,016,828)	(4,016,828)
Balance, June 30, 2020	4,750,000	$475	$2,250,932	$(7,370,098)	$(5,118,691)

As Restated:
Balance, January 1, 2020	4,750,000	$475	$1,079,179	$(5,157,871)	$(4,078,217)
Net loss	-	-	-	(2,206,920)	(2,206,920)
Balance, March 31, 2020	4,750,000	$475	$1,079,179	$(7,364,791)	$(6,285,137)
Net loss	-	-	-	(4,951,828)	(4,951,828)
Balance, June 30, 2020	4,750,000	$475	$2,058,390	$(12,316,619)	$(10,257,754)

1847 GOEDEKER INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

Period from April 6, 2019 through June 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
As Filed:
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	$475	$979,048	$-	$979,523
Net loss for the period from April 6, 2019 through June 30, 2019	-	-	-	$(743,262)	(743,262)
Balance, June 30, 2019	4,750,000	$475	$1,271,721	$(743,262)	$528,934

As Restated:
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	$475	$786,506	$-	$786,981
Net loss for the period from April 6, 2019 through June 30, 2019	-	-	-	(2,185,083)	(2,185,083)
Balance, June 30, 2019	4,750,000	$475	$1,079,179	$(2,185,083)	$(1,105,429)

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

1847 GOEDEKER INC.

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2020

	Six Months Ended June 30, 2020 (As Filed)		Adjustments	Six Months Ended June 30, 2020 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,301,948)	(1)	$(1,856,800)	$(7,158,748)
Accounts payable and accrued expenses	146,842	(1)	1,856,800	2,003,642
Net cash provided by (used in) operating activities	3,852,052		-	3,852,052
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	(7,000)		-	(7,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	(353,566)		-	(353,566)
NET CHANGE IN CASH AND RESTRICTED CASH	3,491,476		-	3,491,476
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	64,470		-	64,470
CASH AND RESTRICTED CASH, END OF PERIOD	$3,555,946		$-	$3,555,946

1847 GOEDEKER INC.

STATEMENTS OF CASH FLOWS

Period from April 6, 2019 through June 30, 2019

	Period from April 6, 2019 through June 30, 2019 (As Filed)		Adjustments	Period from April 6, 2019 through June 30, 2019 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(743,262)	(1)	$(1,262,300)	$(2,185,083)
		(2)	(179,521)
Accounts payable and accrued expenses	(707,008)	(1)	1,262,300	734,813
		(2)	179,521
Net cash provided by (used in) operating activities	(2,117,345)			(2,117,345)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-		-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	2,288,065		-	2,288,065
NET CHANGE IN CASH AND RESTRICTED CASH	170,720		-	170,720
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	-		-	-
CASH AND RESTRICTED CASH, END OF PERIOD	$170,270		$-	$170,720

NOTE 4—RECEIVABLES

At June 30, 2020 and December 31, 2019, receivables consisted of the following:

	June 30, 2020	December 31, 2019
Credit card payments in process of settlement	$904,658	$406,838
Vendor rebates receivable	1,050,418	1,455,248
Total	$1,955,076	$1,862,086

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 5—MERCHANDISE INVENTORY

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

NOTE 9—BUSINESS COMBINATION

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

The aggregate purchase price, recorded as a capital contribution from Holdco, was $4,175,373 consisting of: (i) the issuance of a promissory note in the principal amount of $4,100,000 and a deemed fair value of $3,637,898; (ii) up to $600,000 in earn out payments (as described below) with a deemed fair value of $81,494; and (iii) a 22.5% ownership interest in Holdco transferred to the sellers with a deemed fair value of $786,981.

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

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

The fair value of the purchase consideration issued to Goedeker was allocated to the net tangible assets acquired. The Company accounted for the acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net liabilities assumed was approximately $550,316. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill. Provisional goodwill was estimated at $4,603,953 at December 31, 2019 due to the preliminary valuation. During the period ending June 30, 2020, the Company subsequently adjusted the value of goodwill by $121,736 to $4,725,609 based on the finalized purchase price allocation.

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

NOTE 10—LINES OF CREDIT

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

NOTE 11—NOTES PAYABLE AND WARRANT LIABILITY

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

NOTE 12—NOTES PAYABLE, RELATED PARTIES

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

NOTE 13—CONVERTIBLE PROMISSORY NOTE

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

Upon closing of the IPO on August 4, 2020, the Company repaid the term note in full (see Note 17).

1847 GOEDEKER INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 14—OPERATING LEASE

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

Supplemental balance sheet information related to leases was as follows:

Operating lease right-of-use asset	$2,300,000
Accumulated amortization	(507,128)
Net balance	$1,792,872

Lease liability, current portion	$375,885
Lease liability, long-term	1,416,987
Total operating lease liability	$1,792,872

Weighted average remaining lease term (months)	45

Weighted average discount rate	6.5%

Maturities of the lease liability for each of the next five years is as follows:

2020 (remainder of year)	$270,000
2021	540,000
2022	540,000
2023	540,000
2024	135,000
Total lease payments	$2,025,000

Less imputed interest	(232,128)
Total lease liability	$1,792,872

NOTE 15—RELATED PARTIES

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

NOTE 16—STOCKHOLDER’S DEFICIT

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

NOTE 17—SUBSEQUENT EVENTS

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

On August 4, 2020, the Company sold 1,111,200 shares of its common stock to the Underwriters for total gross proceeds of $10,000,800. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $8,602,166. The Company also issued warrants for the purchase of 55,560 shares of common stock to affiliates of the Representative.

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

On August 4, 2020, the Company sold 1,111,200 shares of its common stock to the Underwriters for total gross proceeds of $10,000,800. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $8,602,166. The Company also issued warrants for the purchase of 55,560 shares of common stock to affiliates of the Representative.

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

	Successor				Predecessor
	Three Months Ended June 30, 2020 (As Restated)		Period April 6 to June 30, 2019 (As Restated)		Period April 1 to April 5, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$15,285,031	100.0%	$10,545,880	100.0%	$999,855	100.0%
Cost of goods sold	12,685,158	83.0%	8,702,406	82.5%	735,186	73.5%
Gross profit	2,599,873	17.0%	1,843,474	17.5%	264,669	26.5%
Operating expenses
Personnel	1,040,189	6.8%	886,225	8.4%	31,198	3.1%
Advertising	891,907	5.8%	525,222	5.0%	113,477	11.3%
Bank and credit card fees	454,569	3.0%	232,273	2.2%	72,130	7.2%
Depreciation and amortization	91,790	0.6%	87,437	0.8%	-	-
General and administrative	1,509,417	9.9%	1,952,241	18.5%	34,767	3.5%
Total operating expenses	3,987,872	26.1%	3,683,398	34.9%	251,572	25.2%
Income (loss) from operations	(1,387,999)	(9.1)%	(1,839,924)	(17.4)%	13,097	1.3%
Other income (expense)
Interest income	1,062	-	-	-	-	-
Financing costs	(74,504)	(0.5)%	(159,255)	(1.5)%	-	-
Interest expense	(296,708)	(1.9)%	(233,722)	(2.2)%	-	-
Loss on extinguishment of debt	(948,856)	(6.2)%	-	-	-	-
Write-off of acquisition receivable	(809,000)	(5.3)%	-	-	-	-
Change in fair value of warrant liability	(2,127,656)	(13.9)%	2,600	-	-	-
Other income (expense)	2,880	-	45,218	(0.4)%	160	-
Total other income (expense)	(4,252,782)	(27.8)%	(345,159)	(3.3)%	160	-
Net income (loss) before income taxes	(5,640,781)	(36.9)%	(2,185,083)	(20.7)%	13,257	1.3%
Income tax benefit	688,953	4.5%	-	-	-	-
Net income (loss)	$(4,951,828)	(32.4)%	$(2,185,083)	(20.7)%	$13,257	1.3%

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

Following are the combined periods for 2020 and 2019:

	Three Months Ended June 30, 2020 Successor (As Restated)	Period April 6 to June 30, 2019 Successor (As Restated)	Period April 1 to April 5, 2019 Predecessor		Pro Forma Adjustments	Pro Forma Combined Three Months Ended June 30, 2019	Increase (Decrease)
Product sales, net	$15,285,031	$10,545,880	$999,855		$-	$11,545,735	$3,739,296
Cost of goods sold	12,685,158	8,702,406	735,186		-	9,437,592	3,247,566
Gross profit	2,599,873	1,843,474	264,669		-	2,108,143	491,730
Operating expenses
Personnel	1,040,189	886,225	31,198		-	917,423	122,766
Advertising	891,907	525,222	113,477		-	638,699	253,208
Bank and credit card fees	454,569	232,273	72,130		-	304,403	150,166
Depreciation and amortization	91,790	87,437	-		-	87,438	4,352
General and administrative	1,509,417	1,952,241	34,767		-	1,987,008	(477,591)
Total operating expenses	3,987,872	3,683,398	251,572		-	3,934,970	52,902
Income (loss) from operations	(1,387,999)	(1,839,924)	13,097		-	(1,826,827)	438,828
Other income (expense)
Interest income	1,062	-	-		-	-	1,062
Financing costs	(74,504)	(159,255)	-	(a)	(116,639)	(275,894)	201,390
Interest expense	(296,708)	(233,722)	-	(b)	(15,403)	(249,125)	47,583
Loss on extinguishment of debt	(948,856)	-	-		-	-	(948,856)
Write-off of acquisition receivable	(809,000)	-	-		-	-	(809,000)
Change in fair value of warrant	(2,127,656)	2,600	-			2,600	(2,130,256)
Other income	2,880	45,218	160		-	45,378	(42,498)
Total other income (expense)	(4,252,782)	(345,159)	160		(132,042)	(477,041)	(3,775,741)
Net income (loss) before income taxes	(5,640,781)	(2,185,083)	13,257		(132,042)	(2,303,868)	(3,336,913)
Income tax benefit	688,953	-	-		-	-	688,953
Net income (loss)	$(4,951,828)	$(2,185,083)	$13,257		$(132,042)	$(2,303,868)	$(2,647,960)

Notes

(a)	Reflects amortization of costs associated with acquisition debt as follows:
	Amortization of the cost of shares issued in acquisition	$34,375
	Amortization of the cost of warrants issued in acquisition	82,264
	Total	$116,639

(b)	Amortization of discount on note to seller	$15,403

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

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts, rent expense, insurance, unremitted sales tax and other expenses incurred in connection with general operations. Our general and administrative expenses were $1,509,417 for the three months ended June 30, 2020, as compared to $1,987,008 for the three months ended June 30, 2019, a decrease of $477,591, or 24%, which included $1,952,241 for our successor from April 6, 2019 to June 30, 2019 and $34,766 for our predecessor from April 1, 2019 to April 5, 2019. The primary decreases are The accrual for 2019 sales taxes was greater than the 2020 accrual and audit, consulting, and search firm expense related to the acquisition.

Total other income (expense). We had $4,252,782 in total other expense, net, for the three months ended June 30, 2020, as compared to total other expense, net, of $477,041 for the three months ended June 30, 2019, which included expenses of 345,159 for our successor from April 6, 2019 to June 30, 2019, income of $160 for our predecessor from April 1, 2019 to April 5, 2019 and adjustments of $(132,042). Total other expense, net, for the three months ended June 30, 2020 consisted of interest expense of $296,708, financing costs of $74,504, loss on debt modification and extinguishment of $948,856, loss on acquisition working capital receivable of $809,000, and change in the warrant liability of $2,127,656, offset by interest income of $1,062 and other income of $2,880, while other expense for the three months ended June 30, 2019 consisted of financing costs of $275,894 and interest expense, net, of $249,125, offset by a change in warrant liability of $2,600 and other income of $45,378.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $4,951,828 for the three months ended June 30, 2020, as compared to $2,303,868 for the three months ended June 30, 2019, an increase of $2,647,960, or 115%, which included a loss of $2,185,083 for our successor from April 6, 2019 to June 30, 2019, net income of $13,257 for our predecessor from April 1, 2019 to April 5, 2019 and adjustments of $(132,042). The net loss for the three months ended June 30, 2020 was affected three non-cash charges equal to $3,885,512 in the aggregate.

Comparison of Six Months June 30, 2020 and 2019

The following table sets forth key components of our results of operations for the six months ended June 30, 2020 (Successor), the period from April 6, 2020 to June 30, 2019 (Successor), and the period from April 1, 2019 to April 5, 2019 (Predecessor), in dollars and as a percentage of our revenue.

	Successor				Predecessor
	Six Months Ended June 30, 2020 (As Restated)		Period April 6 to June 30, 2019 (As Restated)		Period January 1 to April 5, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$24,962,209	100.0%	$10,545,880	100.0%	$12,946,901	100.0%
Cost of goods sold	20,796,328	84.0%	8,702,406	82.5%	11,004,842	85.0%
Gross profit	4,165,881	16.7%	1,843,474	17.5%	1,942,059	15.0%
Operating expenses
Personnel	2,351,673	9.4%	886,225	8.4%	913,919	7.1%
Advertising	1,558,343	6.2%	525,222	5.0%	714,276	5.5%
Bank and credit card fees	699,309	2.8%	232,273	2.2%	329,247	2.5%
Depreciation and amortization	183,631	0.7%	87,437	0.8%	9,675	0.1%
General and administrative	2,949,257	11.8%	1,952,241	18.5%	451,214	3.5%
Total operating expenses	7,742,213	31.0%	3,683,398	34.9%	2,418,331	18.7%
Loss from operations	(3,576,332)	(14.3)%	(1,839,924)	(17.4)%	(476,272)	(3.7)%
Other income (expense)
Interest income	1,062	-	-	-	23,807	0.2%
Financing costs	(269,186)	(1.1)%	(159,255)	(1.5)%	-	-
Interest expense	(557,996)	(2.2)%	(233,722)	(2.2)%	-	-
Loss on extinguishment of debt	(948,856)	(3.8)%	-	-	-	-
Write-off of acquisition receivable	(809,000)	(3.2)%	-	-	-	-
Change in fair value of warrant liability	(2,127,656)	(8.5)%	2,600	-	-	-
Other income (expense)	5,263	-	45,218	0.4%	7,200	-
Total other income (expense)	(4,706,369)	(18.9)%	(345,159)	(3.3)%	31,007	0.2%
Net loss before income taxes	(8,282,701)	(33.2)%	(2,185,083)	(20.7)%	(445,265)	(3.4)%
Income tax benefit	1,123,953	4.5%	-	-	-	-
Net loss	$(7,158,748)	(28.7)%	$(2,185,083)	(20.7)%	$(445,265)	(3.4)%

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

Following are the combined periods 2020 and for 2019:

	Six Months Ended June 30, 2020 Successor (As Restated)	Period April 6 to June 30, 2019 Successor (As Restated)	Period January 1 to April 5, 2019 Predecessor		Pro Forma Adjustments	Pro Forma Combined Six Months Ended June 30, 2019	Increase (Decrease)
Product sales, net	$24,962,209	$10,545,880	$12,946,901		$-	$23,492,781	$1,469,428
Cost of goods sold	20,796,328	8,702,406	11,004,842		-	19,707,248	1,269,080
Gross profit	4,165,881	1,843,474	1,942,059		-	3,785,533	380,348
Operating expenses
Personnel	2,351,673	886,225	913,919		-	1,800,144	551,529
Advertising	1,558,343	525,222	714,276		-	1,239,498	318,845
Bank and credit card fees	699,309	232,273	329,247		-	561,520	137,789
Depreciation and amortization	183,631	87,437	9,675		-	97,112	86,249
General and administrative	2,949,257	1,952,241	451,214		-	2,403,455	545,802
Total operating expenses	7,742,213	3,683,398	2,418,331		-	6,101,729	1,640,484
Loss from operations	(3,576,332)	(1,839,924)	(476,272)		-	(2,316,196)	1,260,136
Other income (expense)
Interest income	1,062	-	23,807		-	23,807	(22,745)
Financing costs	(269,186)	(159,255)	-	(a)	(116,639)	(275,894)	6,708
Interest expense	(557,996)	(233,722)	-	(b)	(15,403)	(249,125)	308,871
Loss on extinguishment of debt	(948,856)	-	-		-	-	(948,856)
Write-off of acquisition receivable	(809,000)	-	-		-	-	(809,000)
Change in fair value of warrant	(2,127,656)	2,600	-		-	2,600	(2,130,256)
Other income	5,263	45,218	7,200		-	52,418	(47,155)
Total other income (expense)	(4,706,369)	(345,159)	31,007		(132,042)	(446,194)	(4,260,175)
Net loss before income taxes	(8,282,701)	(2,185,083)	(445,265)		(132,042)	(2,762,390)	5,520,311
Income tax benefit	1,123,953	-	-		-		1,123,953
Net loss	$(7,158,748)	$(2,185,083)	$(445,265)		$(132,042)	$(2,762,390)	$4,396,358

Notes

(a)	Reflects amortization of costs associated with acquisition debt as follows:
	Amortization of the cost of shares issued in acquisition	$34,375
	Amortization of the cost of warrants issued in acquisition	82,264
	Total	$116,639

(b)	Amortization of discount on note to seller	$15,403

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

General and administrative expenses. Our general and administrative expenses were $2,949,257 for the six months ended June 30, 2020, as compared to $2,403,455 for the six months ended June 30, 2019, an increase of 545,802, or 23%, which included $1,952,241 for our successor from April 6, 2019 to June 30, 2019 and $451,214 for our predecessor from January 1, 2019 to April 5, 2019. The primary increases are professional fees for audits, consulting fees to upgrade our online shopping cart, fees to the Manager under the offsetting management services agreement described below, and other consulting fees.

Total other income (expense). We had $4,706,369 in total other expense, net, for the six months ended June 30, 2020, as compared to total other expense, net, of $446,194 for the six months ended June 30, 2019, which included expenses of $345,159 for our successor from April 6, 2019 to June 30, 2019, income of $31,007 for our predecessor from January 1, 2019 to April 5, 2019 and adjustments of $(132,042). Total other expense, net, for the six months ended June 30, 2020 consisted of interest expense of $557,996, financing costs of $269,186, loss on debt modification and extinguishment of $948,856, loss on acquisition working capital receivable of $809,000, and change in the warrant liability of $2,127,656, offset by interest income of $1,062 and other income of $5,263, while other expense for the six months ended June 30, 2019 consisted of financing costs of $275,894 and interest expense, net, of $249,125, offset by a change in warrant liability of $2,600, interest income of $23,807 and other income of $52,418.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $7,158,748 for the six months ended June 30, 2020, as compared to $2,762,390 for the six months ended June 30, 2019, an increase of $4,396,358, or 159%, which included $2,185,083 for our successor from April 6, 2019 to June 30, 2019 and $445,265 for our predecessor from January 1, 2019 to April 5, 2019 and adjustments of $(132,042). The net loss for the six months ended June 30, 2020 was affected three non-cash charges equal to $3,885,512 in the aggregate.

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

The following tables provide a reconciliation of the non-GAAP measures disclosed above to the comparable GAAP measure.

	Three Months Ended June 30, 2020 (As Restated)
	GAAP	Elimination of Non-Cash Charges		Non-GAAP
Loss from operations	$(1,387,999)		$-	$(1,387,999)
Other income (expense)
Interest income	1,062		-	1,062
Financing costs	(74,504)		-	(74,504)
Interest expense	(296,708)		-	(296,708)
Loss on extinguishment of debt	(948,856)		(948,856)	-
Write-off of acquisition receivable	(809,000)		(809,000)	-
Change in fair value of warrant liability	(2,127,656)		(2,127,656)	-
Other income (expense)	2,880		-	2,880
Total other income (expense)	(4,252,782)		(3,885,512)	(367,270)
Net loss before income taxes	$(5,640,781)	$		$(1,755,269)

	Six Months Ended June 30, 2020 (As Restated)
	GAAP	Elimination of Non-Cash Charges		Non-GAAP
Loss from operations	$(3,576,332)		$-	$(3,576,332)
Other income (expense)
Interest income	1,062		-	1,062
Financing costs	(269,186)		-	(269,186)
Interest expense	(557,996)		-	(557,996)
Loss on extinguishment of debt	(948,856)		(948,856)	-
Write-off of acquisition receivable	(809,000)		(809,000)	-
Change in fair value of warrant liability	(2,127,656)		(2,127,656)	-
Other income (expense)	5,263		-	5,263
Total other income (expense)	(4,706,369)		(3,885,512)	(820,857)
Net loss before income taxes	$(8,282,701)	$		$(4,397,189)

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

Upon closing of the IPO on August 4, 2020, we repaid the loans from Burnley and SBCC in full.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Six Months Ended June 30,	Six Months Ended June 30, 2019 (As Restated)
	2020 Successor (As Restated)	2019 Successor	2019 Predecessor	2019 Total
Net cash provided by (used in) operating activities	$3,852,042	$(2,117,345)	$611,268	$(1,506,077)
Net cash used in investing activities	(7,000)	-	-	-
Net cash provided by (used in) financing activities	(353,566)	2,288,065	-	2,288,065
Net change in cash	$3,491,476	$170,712	$611,268	$781,980

Our net cash provided by operating activities was $3,852,042 for the six months ended June 30, 2020, as compared to net cash used in operating activities of $ 1,506,077for the six months ended June 30, 2019, which included net cash used in operating activities of $2,117,345 for our successor from April 6, 2019 to June 30, 2019 and net cash provided by operating activities of $611,268 for our predecessor from January 1, 2019 to April 5, 2019. The increase in net cash used in operating activities is primarily due the increase in our net loss and a decrease in prepaid expenses and other assets.

Our net cash used in investing activities was $7,000 for the six months ended June 30, 2020, which consisted entirely of purchases of property and equipment. We had no investing activities for the six months ended June 30, 2019.

Our net cash used in financing activities was $353,566 for the six months ended June 30, 2020, as compared to net cash used by financing activities of $2,288,065 for the six months ended June 30, 2019, all of which was during the period from April 6, 2019 to June 30, 2019. Net cash used in financing activities for the six months ended June 30, 2020 consisted of net payments on lines of credit of $814,492 and repayment on notes payable of $181,674, offset by proceeds from the PPP loan described below of $642,600, while net cash provided financing activities for the six months ended June 30, 2019 consisted of net borrowings from lines of credit of $591,315, proceeds from notes payable of $1,500,000, and proceeds from convertible notes payable of $650,000, offset by repayments on notes payable of $93,750 and cash paid for financing costs of $359,500.

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

Acquired identifiable intangible assets are amortized over the following periods:

Acquired Intangible Asset	Amortization Basis	Expected Life (Years)
Customer related	Straight-line	5
Marketing related	Straight-line	5

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

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the potential liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At June 30, 2020 and December 31, 2019, the amount of such accrual was $4,767,000 and $2,910,200, respectively, which is included in accounts payable and accrued expenses.

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

Date: May 3, 2021	1847 GOEDEKER INC.

/s/ Douglas T. Moore
Name: Douglas T. Moore
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Barry
Name: Robert D. Barry
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)