Form 10-Q/A
period 2020-09-30
1847 Goedeker Inc.
filed 2021-05-03
CIK 1810140

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

EXPLANATORY NOTE

1847 Goedeker Inc. (the “Company”) is filing this amended Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 that was originally filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2020 (“Original Filing”) to restate its unaudited financial statements as of September 30, 2020 and December 31, 2019 (successor), for the three and nine months ended September 30, 2020 (successor), for the three months ended September 30, 2019 (successor), for the period from April 6, 2019 to September 30, 2019 (successor) and the period from January 1, 2019 to April 5, 2019 (predecessor). As described in Item 4.02 of the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2021, the previously filed unaudited financial statements for these periods should no longer be relied upon. This Amendment also amends certain other items in the Original Filing, as listed below.

As further discussed in Note 3 to the Company’s unaudited financial statements in Part I, Item 1, “Financial Statements” of this Amendment, the Company concluded that it would restate the previously issued financial statements included in the Original Filing in connection with the modification of a sales tax liability and certain purchase accounting adjustments.

In connection with the restatement and this Amendment, management determined that the Company’s disclosure controls and procedures were ineffective during the non–reliance periods.  For more information, please see “Item 4. Controls and Procedures” contained herein.

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

Part I, Item 4. Controls and Procedures

Part II, Item 6. Exhibits

In accordance with applicable SEC rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment.

1847 GOEDEKER INC.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2020

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

1847 GOEDEKER INC.

UNAUDITED FINANCIAL STATEMENTS

Page

Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (As Restated)	2
Statements of Operations for the Three and Nine Months Ended September 30, 2020, for the Three Months Ended September 30, 2019, and the Period from April 6, 2019 to September 30, 2019 (Successor), and for the Period from January 1, 2019 to April 5, 2019 (Predecessor) (unaudited) (As Restated)	3
Statement of Stockholders’ Equity for Predecessor for the Period from January 1, 2019 to April 5, 2019 (unaudited)	4
Statement of Stockholders’ Deficit for Successor for the Period from April 6, 2019 to September 30, 2019 and for Nine Months Ended September 30, 2020 (unaudited) (As Restated)	5
Statements of Cash Flows for the Nine Months Ended September 30, 2020 and the Period from April 6, 2019 to September 30, 2019 (Successor) and for the Period from January 1, 2019 to April 5, 2019 (Predecessor) (unaudited) (As Restated)	6
Notes to Financial Statements (As Restated)	7

1847 GOEDEKER INC.

CONDENSED BALANCE SHEETS

	September, 2020 (As Restated)	December 31, 2019 (As Restated)
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,466,981	$64,470
Restricted cash	8,912,367	-
Receivables	1,219,455	1,862,086
Vendor deposits	547,648	294,960
Merchandise inventory, net	3,086,873	1,380,090
Prepaid expenses and other current assets	1,073,253	892,796
Total Current Assets	18,306,577	4,494,402
Property and equipment, net	202,402	185,606
Operating lease right-of-use assets	1,686,423	2,000,755
Goodwill	4,725,689	4,603,953
Intangible assets, net	1,636,195	1,878,844
Deferred tax assets	2,660,432	698,303
Other long-term assets	45,000	45,000
TOTAL ASSETS	$29,262,718	$13,906,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$9,703,104	$5,375,420
Customer deposits	17,089,826	4,164,296
Advances, related party	-	137,500
Lines of credit	-	1,250,930
Current portion of notes payable, related parties	-	1,068,075
Current portion of notes payable	1,300,579	999,200
Convertible notes payable	-	584,943
Warrant liability	-	122,344
Current portion of operating lease liabilities	443,469	422,520
Total Current Liabilities	28,536,978	14,125,228
Notes payable, related parties, net of current portion	-	2,232,369
Notes payable, net of current portion	2,684,623	-
Operating lease liabilities, net of current portion	1,242,954	1,578,235
Contingent note payable	49,248	49,248
TOTAL LIABILITIES	32,513,803	17,985,080
Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2020 or December 31, 2019	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized; 6,111,200 and 4,750,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	611	475
Additional paid-in capital	13,291,614	1,079,179
Accumulated deficit	(16,543,310)	(5,157,871)
Total Stockholders’ Deficit	(3,251,085)	(4,078,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,262,718	$13,906,863

The accompanying notes are an integral part of these condensed financial statements

1847 GOEDEKER INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor				Predecessor
	Three Months Ended September 30, 2020 (As Restated)	Three Months Ended September 30, 2019 (As Restated)	Nine Months Ended September 30, 2020 (As Restated)	Period from April 6, 2019 through September 30, 2019 (As Restated)	Period from January 1, 2019 through April 5, 2019
Product sales, net	$13,435,095	$12,202,271	$38,397,304	$22,748,151	$12,946,901
Cost of goods sold	11,264,569	10,183,711	32,060,897	18,886,117	11,004,842
Gross profit	2,170,526	2,018,560	6,336,407	3,862,034	1,942,059

Operating Expenses
Personnel	2,161,929	989,318	4,513,602	1,875,543	913,919
Advertising	1,432,834	696,771	2,991,177	1,221,993	714,276
Bank and credit card fees	574,808	279,412	1,274,117	511,685	329,247
Depreciation and amortization	93,283	11,044	276,914	98,481	9,675
General and administrative	1,450,603	1,215,716	4,399,860	3,167,957	451,214
Total Operating Expenses	5,713,457	3,192,261	13,455,670	6,875,659	2,418,331

LOSS FROM OPERATIONS	(3,542,931)	(1,173,701)	(7,119,263)	(3,013,625)	(476,272)

Other Income (Expense)
Interest income	1,418	-	2,480	-	23,807
Financing costs	(488,460)	(165,097)	(757,646)	(324,352)	-
Interest expense	(229,312)	(210,572)	(787,308)	(444,294)	-
Loss on extinguishment of debt	(807,239)	-	(1,756,095)	-	-
Write-off of acquisition receivable	-	-	(809,000)	-	-
Change in fair value of warrant liability	-	54,500	(2,127,656)	57,100	-
Other income (expense)	1,657	(35,388)	6,920	9,830	7,200
Total Other Income (Expense)	(1,521,936)	(356,557)	(6,228,305)	(701,716)	31,007

NET LOSS BEFORE INCOME TAXES	(5,064,867)	(1,530,258)	(13,347,568)	(3,715,341)	(445,265)

INCOME TAX BENEFIT	838,176	-	1,962,129	-	-

NET LOSS	$(4,226,691)	$(1,530,258)	$(11,385,439)	$(3,715,341)	$(445,265)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.74)	$(0.31)	$(2.17)	$(0.74)	$(63.61)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,736,774	5,000,000	5,247,384	5,000,000	7,000

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

The accompanying notes are an integral part of these condensed financial statements

1847 GOEDEKER INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (SUCCESSOR)

(UNAUDITED)

For the Period from April 6, 2019 through September 30, 2019 (As Restated)

			Additional		Total Stockholder’s
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, April 6, 2019	-	$-	$-	$-	$-
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	475	786,506	-	786,981
Issuance of warrants in connection with notes payable	-	-	292,673	-	292,673
Net loss for the period from April 6, 2019 through June 30, 2019	-	-	-	(2,185,083)	(2,185,083)
Balance, June 30, 2019	4,750,000	$475	$1,079,179	$(2,185,083)	$(1,105,429)
Net loss	-	-	-	(1,530,258)	(1,530,258)
Balance, September 30, 2019	4,750,000	$475	$1,079,179	$(3,715,341)	$(2,635,687)

For the Nine Months Ended September 30, 2020 (As Restated)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	4,750,000	$475	$1,079,179	$(5,157,871)	$(4,078,217)
Net loss	-	-	-	(2,206,920)	(2,206,920)
Balance, March 31, 2020	4,750,000	$475	$1,079,179	$(7,364,791)	$(6,285,137)
Issuance of 1847 Holdings warrants in connection with notes payable	-	-	566,711	-	566,711
Forgiveness of related party debt	-	-	137,500	-	137,500
Issuance of 1847 Holdings shares in connection with conversion of notes payable	-	-	275,000	-	275,000
Net loss	-	-	-	(4,951,828)	(4,951,828)
Balance, June 30, 2020	4,750,000	$475	$2,058,390	$(12,316,619)	$(10,257,754)
Issuance of common stock for cash	1,111,200	111	8,602,055	-	8,602,166
Issuance of common stock in connection with exercise of warrant	250,000	25	2,249,975	-	2,250,000
Issuance of options	-	-	281,194	-	281,194
Issuance of 1847 Holdings shares in connection with conversion of notes payable	-	-	100,000	-	100,000
Net loss	-	-	-	(4,226,691)	(4,226,691)
Balance, September 30, 2020	6,111,200	$611	$13,291,614	$(16,543,310)	$(3,251,085)

The accompanying notes are an integral part of these condensed financial statements

1847 GOEDEKER INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor		Predecessor
	Nine Months Ended September 30, 2020 (As Restated)	Period from April 6, 2019 through September 30, 2019 (As Restated)	Period from January 1, 2019 through April 5, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,385,439)	$(3,715,341)	$(445,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	276,912	98,481	9,675
Amortization of finance costs	676,711	324,351	-
Loss on extinguishment of debt	1,756,095	-	-
Write-off of acquisition receivable	809,000	-	-
Stock-based compensation	281,194	-	-
Change in fair value of warrant liability	2,127,656	(57,100)	-
Changes in operating assets and liabilities:
Receivables	520,895	(778,536)	1,730,079
Vendor deposits	(252,689)	-	(73,770)
Merchandise inventory	(1,706,783)	190,569	595,466
Prepaid expenses and other assets	(989,455)	(105,397)	2,784
Change in operating lease right-of-use assets	314,332	197,936	-
Deferred tax assets	(1,962,129)	-	-
Accounts payable and accrued expenses	4,306,481	2,005,370	196,565
Customer deposits	12,925,530	742,922	(1,404,266)
Operating lease liabilities	(314,332)	(197,936)	-
Net cash provided by (used in) operating activities	7,383,979	(1,294,681)	611,268
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Goedeker Television Co.	-	(1,232,132)	-
Purchases of property and equipment	(51,060)	(11,874)	-
Net cash used in investing activities	(51,060)	(1,244,006)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net	8,602,166	-	-
Proceeds from note payable	642,600	1,500,000	-
Payments on notes payable	(2,046,667)	(263,457)	-
Proceeds from convertible notes payable	-	650,000	-
Payments on convertible notes payable	(771,431)	-
Net borrowings (payments) on lines of credit	(1,339,430)	1,412,082	-
Cash paid for financing costs	(105,279)	(575,000)	-
Net cash provided by financing activities	4,981,959	2,723,625	-
NET CHANGE IN CASH AND RESTRICTED CASH	12,314,878	184,938	611,268
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	64,470	-	1,525,693
CASH AND RESTRICTED CASH, END OF PERIOD	$12,379,348	$184,938	$2,136,961

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$819,737	$291,386	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use asset	$-	$2,200,000	$-
Debt discounts on notes payable	$-	$64,286	$-
Warrants in 1847 Holdings contributed on notes payable	$-	$229,244	$-
Warrants in 1847 Holdings contributed on convertible notes payable	$-	$292,673	$-
1847 Holdings common shares contributed on note payable	$-	$137,500	$-
Conversion of debt through issuance of 1847 Holdings common shares	$375,000	$-	$-
Exercise of warrant liability through issuance of 1847 Holdings non-controlling interest	$118,500	$-	$-
Derecognition of related party debt	$137,500	$-	$-
Adjustment to fair value of goodwill based on final purchase price allocation	$121,736	$-	$-
Conversion of warrant liability into common stock	$2,250,000	$-	$-
Issuance of note payable to repay Seller note	$3,500,000	$-	$-

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2019, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument (see Note 11).

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

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the potential liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At September 30, 2020 and December 31, 2019, the amount of such accrual was $5,331,900 and $2,910,200, respectively, which is included in accounts payable and accrued expenses.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the three and nine months ended September 30, 2020, the potentially dilutive securities were (i) warrants for the purchase of 55,560 shares of common stock issued to affiliates of the underwriter in its initial public offering described below and (ii) options for the purchase of 483,158 shares of common stock. These potentially dilutive securities were excluded from diluted loss per share. For the periods during the year ended December 31, 2019 and the three and six month periods ended June 30, 2020 the potentially dilutive securities were penny warrants for the purchase of 250,000 shares of common stock, which were included in basic loss per share, but excluded from diluted loss per share.

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

For the nine months ended September 30, 2020, the Company incurred operating losses of $11,385,439, cash flows from operations of $7,383,978, and negative working capital of $10,230,401.

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

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize right-of-use (“ROU”) assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. The Company adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for all of the Company’s lease agreements with original terms of greater than one year. The adoption of ASC 842 did not have a significant impact on the Company’s statements of income or cash flows. See Note 14 for the required disclosures relating to the Company’s lease agreements.

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

NOTE 3—RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its previously issued financial statements as of September 30, 2020 and December 31, 2019 and for the period April 6 to September 30, 2019 and the three and nine months ended September 30, 2020 to reflect the modification of a sales tax liability and purchase accounting adjustments:

(1)	The Company determined that it should accrue a liability for potential 2020 and 2019 sales taxes that might be payable to the states in which it operates as a result of the Wayfair decision (See Note 2 – Sales Tax Liability). Accordingly, for the three months ended September 30, 2020, the Company accrued $564,900, of which $492,900 was sales tax and $72,000 was interest. For the nine months ended September 30, 2020, the Company accrued $2,421,700, of which $2,239,300 was sales tax and $182,400 was interest. For the period April 6 to September 30, 2019 the Company accrued $ 1,910,900, of which $1,854,400 was sales tax and $56,500 was interest.

(2)	The Company adjusted the fair value of ownership interests in Holdco that were transferred to seller and the value of liabilities assumed in the April 5, 2019 acquisition (see Note 9) resulting in a $372,063 reduction in Goodwill; a $192,542 reduction in Additional Paid in Capital, and $179,521 reduction in liabilities assumed, which was recognized as a general and administrative expense.

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

The following tables summarize the effect of the restatement on the specific items presented in our previously reported financial statements:

1847 GOEDEKER INC.

BALANCE SHEET

September 30, 2020

	September 30, 2020 (As Filed)		Adjustments	September 30, 2020 (As Restated)
ASSETS
Total Current Assets	$18,306,577		$-	$18,306,577
Goodwill	5,097,752	(2)	(372,063)	4,725,689
TOTAL ASSETS	$29,634,781		$(372,063)	$29,262,718

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,371,204	(1)	$5,331,900	$9,703,104
Total Current Liabilities	23,205,078		5,331,900	28,536,978
TOTAL LIABILITIES	27,181,903		5,331,900	32,513,803
Stockholders’ Deficit
Additional paid-in capital	13,484,156	(2)	(192,542)	13,291,614
Accumulated deficit	(11,031,889)	(1)	(5,331,900)	(16,543,310)
		(2)	(179,521)
Total Stockholders’ Deficit	2,452,878		(5,703,963)	(3,251,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	29,634,781		$(372,063)	$29,262,718

1847 GOEDEKER INC.

BALANCE SHEET

December 31, 2019

	December 31, 2019 (As Filed)		Adjustments	December 31, 2019 (As Restated)
ASSETS
Total Current Assets	$4,494,402		$-	$4,494,402
Goodwill	4,976,016	(2)	(372,063)	4,603,953
TOTAL ASSETS	$14,278,926		$(372,063)	$13,906,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,465,220	(1)	$2,910,200	$5,375,420
Total Current Liabilities	11,215,028		2,910,200	14,125,228
TOTAL LIABILITIES	15,074,880		2,910,200	17,985,080
Stockholders’ Deficit
Additional paid-in capital	1,271,721	(2)	(192,542)	1,079,179
Accumulated deficit	(2,068,150)	(1)	(2,910,200)	(5,157,871)
		(2)	(179,521)
Total Stockholders’ Deficit	(795,954)		(3,282,263)	(4,078,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,278,926		$(372,063)	$13,906,863

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

1847 GOEDEKER INC.

STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2020

	Three Months Ended September 30, 2020 (As Filed)		Adjustments	Three Months Ended September 30, 2020 (As Restated)
Gross profit	$2,170,527		$-	$2,170,527
Operating Expenses
General and administrative	957,703	(1)	492,900	1,450,603
Total Operating Expenses	5,220,557		492,900	5,713,457
LOSS FROM OPERATIONS	(3,050,030)		(492,900)	(3,542,930)
Total Other Income (Expense)	(1,449,936)		(72,000)	(1,521,937)
NET LOSS BEFORE INCOME TAXES	(4,499,966)		(564,900)	(5,064,867)
INCOME TAX BENEFIT (EXPENSE)	838,176		-	838,176
NET LOSS	$(3,661,790)		$(564,900)	$(4,226,691)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.64)			$(0.74)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,736,774			5,736,774

1847 GOEDEKER INC.

STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2019

	Three Months Ended September 30, 2019 (As Filed)		Adjustments	Three Months Ended September 30, 2019 (As Restated)
Gross profit	$2,018,560		$-	$2,018,560
Operating Expenses
General and administrative	594,916	(1)	620,800	1,215,716
Total Operating Expenses	2,571,461		620,800	3,192,261
LOSS FROM OPERATIONS	(552,901)		(620,800)	(1,173,701)
Total Other Income (Expense)	(328,757)		(27,800)	(356,557)
NET LOSS BEFORE INCOME TAXES	(881,658)		(648,600)	(1,530,258)
INCOME TAX BENEFIT (EXPENSE)	-		-	-
NET LOSS	$(881,658)		$(648,600)	$(1,530,258)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.18)			$(0.31)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,000,000			5,000,000

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

1847 GOEDEKER INC.

STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2020

	Nine Months Ended September 30, 2020 (As Filed)		Adjustments	Nine Months Ended September 30, 2020 (As Restated)
Gross profit	$6,336,407		$-	$6,336,407
Operating Expenses
General and administrative	2,160,560	(1)	2,239,300	4,399,860
Total Operating Expenses	11,216,370		2,239,300	13,455,670
LOSS FROM OPERATIONS	(4,879,963)		(2,239,300)	(7,119,263)
Total Other Income (Expense)	(6,045,905)		(182,400)	(6,228,305)
NET LOSS BEFORE INCOME TAXES	(10,925,868)		(2,421,700)	(13,347,568)
INCOME TAX BENEFIT (EXPENSE)	1,962,129		-	1,962,129
NET LOSS	$(8,963,739)		$(2,421,700)	$(11,385,439)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(1.71)			$(2.17)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,247,384			5,247,384

1847 GOEDEKER INC.

STATEMENTS OF OPERATIONS

Period from April 6, 2019 through September 30, 2019

	Period from April 6, 2019 through September 30, 2019 (As Filed)		Adjustments	Period from April 6, 2019 through September 30, 2019 (As Restated)
Gross profit	$3,862,034		$-	$3,862,034
Operating Expenses
General and administrative	1,134,036	(1)	1,854,400	3,167,957
		(2)	179,521
Total Operating Expenses	4,841,738		2,033,921	6,875,659
LOSS FROM OPERATIONS	(979,704)		(2,033,921)	(3,013,625)
Total Other Income (Expense)	(645,216)		(56,500)	(701,716)
NET LOSS BEFORE INCOME TAXES	(1,624,920)		(2,090,421)	(3,715,341)
INCOME TAX BENEFIT (EXPENSE)	-		-	-
NET LOSS	$(1,624,920)		$(2,090,421)	$(3,715,341)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.32)			$(0.74)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,000,000			5,000,000

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

1847 GOEDEKER INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three and Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
As Filed:
Balance, January 1, 2020	4,750,000	$475	$1,271,721	$(2,068,150)	$(795,954)
Net loss	-	-	-	(1,285,120)	(1,285,120)
Balance, March 31, 2020	4,750,000	$475	$1,271,721	$(3,353,270)	$(2,081,074)
Net loss	-	-	-	(4,016,828)	(4,016,828)
Balance, June 30, 2020	4,750,000	$475	$2,250,932	$(7,370,098)	$(5,118,691)
Net loss	-	-	-	(3,661,791)	(3,661,791)
Balance, September 30, 2020	6,111,200	$611	$13,484,156	$(11,031,889)	$2,452,878

As Restated:
Balance, January 1, 2020	4,750,000	$475	$1,079,179	$(5,157,871)	$(4,078,217)
Net loss	-	-	-	(2,206,920)	(2,206,920)
Balance, March 31, 2020	4,750,000	$475	$1,079,179	$(7,364,791)	$(6,285,137)
Net loss	-	-	-	(4,951,828)	(4,951,828)
Balance, June 30, 2020	4,750,000	$475	$2,058,390	$(12,316,619)	$(10,257,754)
Net loss	-	-	-	(4,226,691)	(4,226,691)
Balance, September 30, 2020	6,111,200	$611	$13,291,614	$(16,543,310)	$(3,251,085)

1847 GOEDEKER INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

Period from April 6, 2019 through September 30, 2019

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
As Filed:
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	$475	$979,048	-	$979,523
Net loss for the period from April 6, 2019 through June 30, 2019	-	-	-	(743,262)	(743,262)
Balance, June 30, 2019	4,750,000	$475	$1,271,721	$(743,262)	$528,934
Net loss	-	-	-	$(881,658)	(881,658)
Balance, September 30, 2019	4,750,000	$475	$1,271,721	$(1,624,920)	$(352,724)

As Restated:
Capital contribution by Holdco for the acquisition of Goedeker Television Co.	4,750,000	$475	$786,506	$-	$786,981
Net loss for the period from April 6, 2019 through June 30, 2019	-	-	-	(2,185,083)	(2,185,083)
Balance, June 30, 2019	4,750,000	$475	$1,079,179	$(2,185,083)	$(1,105,429)
Net loss	-	-	-	$(1,530,258)	(1,530,258)
Balance, September 30, 2019	4,750,000	$475	$1,079,179	$(3,715,341)	$(2,635,687)

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

1847 GOEDEKER INC.

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2020

	Nine Months Ended September 30, 2020 (As Filed)		Adjustments	Nine Months Ended September 30, 2020 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,963,739	)(1)	$(2,421,700)	$(11,385,439)
Accounts payable and accrued expenses	1,884,781	(1)	2,421,700	4,306,481
Net cash provided by (used in) operating activities	7,383,978		-	7,383,979
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	(51,060)		-	(51,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	4,981,959		-	4,981,959
NET CHANGE IN CASH AND RESTRICTED CASH	12,314,878		-	12,314,878
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	64,470		-	64,470
CASH AND RESTRICTED CASH, END OF PERIOD	$12,379,348		$-	$12,379,348

1847 GOEDEKER INC.

STATEMENTS OF CASH FLOWS

Period from April 6, 2019 through September 30, 2019

	Period from April 6, 2019 through September 30, 2019 (As Filed)		Adjustments	Period from April 6, 2019 through September 30, 2019 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,624,920	)(1)	$(1,910,900)	$(3,715,341)
		(2)	(179,521)
Accounts payable and accrued expenses	(85,051	)(1)	1,910,900
		(2)	179,521	2,005,370
Net cash provided by (used in) operating activities	(1,294,681)		-	(1,294,681)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	(1,244,006		-	(1,244,006)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	2,723,625		-	2,723,625
NET CHANGE IN CASH	184,938		-	184,938
CASH, BEGINNING OF PERIOD	-		-	-
CASH, END OF PERIOD	$184,938		$-	$184,938

1847 GOEDEKER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

NOTE 4—RECEIVABLES

At September 30, 2020 and December 31, 2019, receivables consisted of the following:

	September 30, 2020	December 31, 2019
Credit card payments in process of settlement	$274,179	$406,838
Vendor rebates receivable	945,276	1,455,248
Total	$1,219,455	$1,862,086

NOTE 5—MERCHANDISE INVENTORY

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

On June 2, 2020, the Company entered into a settlement agreement with Goedeker, Steve Goedeker, Mike Goedeker and 1847 Holdings LLC, the Company’s parent company at such time (“1847 Holdings”). The settlement agreement and the related transaction documents that are exhibits to the settlement agreement were all signed on June 2, 2020 only became effective upon the closing of the IPO on August 4, 2020. Pursuant to the settlement agreement, the parties entered into an amendment and restatement of the 9% subordinated promissory note described below (see Note 12). In addition, the parties agreed that the arbitration action described above would be settled effective upon the closing of the IPO and that each party to such arbitration action would release all claims that it has against the other parties to such action. As part of the settlement of the arbitration action, the Company agreed that the sellers will not have to pay the $809,000 working capital adjustment amount, which resulted in a loss on write-off of acquisition receivable during the nine months ended September 30, 2020.

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

NOTE 11—NOTES PAYABLE AND WARRANT LIABILITY

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

NOTE 12—NOTES PAYABLE, RELATED PARTIES

As noted in Note 9, a portion of the purchase price for the acquisition was paid by the issuance by the Company to Steve Goedeker, as representative of Goedeker, of a 9% subordinated promissory note in the principal amount of $4,100,000. As of December 31, 2019, the balance of the note was $3,300,444.

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

Advances

As discussed in Note 13, on April 5, 2019, 1847 Holdings issued 50,000 common shares and 200,000 warrants to Leonite in order to induce Leonite to extend credit to the Company. The common shares of 1847 Holdings were valued at $137,500. As part of the modification to this convertible note payable, 1847 Holdings also granted an additional 200,000 warrants to purchase 1847 Holdings’ common shares to Leonite.

NOTE 16—STOCKHOLDERS’ DEFICIT

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

On August 4, 2020, the Company issued 250,000 shares of common stock to SBCC upon conversion of its warrant (see Note 17).

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

On November 2, 2020, the Company repaid the balance of the PPP loan (see Note 11).

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

	Three Months Ended September 30, 2020 (As Restated)		Three Months Ended September 30, 2019 (As Restated)
	Amount	% of Net Sales	Amount	% of Net Sales
Products sales, net	$13,435,095	100.0%	$12,202,271	100.0%
Cost of goods sold	11,264,569	83.8%	10,183,711	83.5%
Gross profit	2,170,526	16.2%	2,018,560	16.5%
Operating expenses
Personnel	2,161,929	16.1%	989,318	8.1%
Advertising	1,432,834	10.7%	696,771	5.7%
Bank and credit card fees	574,808	4.3%	279,412	2.3%
Depreciation and amortization	93,283	0.7%	11,044	0.1%
General and administrative	1,450,603	10.8%	1,215,716	10.0%
Total operating expenses	5,713,457	42.5%	3,192,261	26.2%
Loss from operations	(3,542,931)	(26.4)%	(1,173,701)	(9.6)%
Other income (expense)
Interest income	1,418	0.0%	-	-
Financing costs	(488,460)	(3.6)%	(165,097)	(1.4)%
Interest expense	(229,312)	(1.7)%	(210,572)	(1.7)%
Loss on extinguishment of debt	(807,239)	(6.0)%	-	-
Change in fair value of warrant liability	-	-	54,500	0.4%
Other income (expense)	1,657	0.0%	(35,388)	(0.3)%
Total other income (expense)	(1,521,936)	(11.3)%	(356,557)	(2.9)%
Net loss before income taxes	(5,064,867)	(37.7)%	(1,530,258)	(12.5)%
Income tax benefit	838,176	6.2%	-	-
Net loss	$(4,226,691)	(31.5)%	$(1,530,258)	(12.5)%

Product sales, net. We generate revenue from the retail sale of home furnishings, including appliances, furniture, home goods and related products. Our product sales were $13,435,095 for the three months ended September 30, 2020, as compared to $12,202,271 for the three months ended September 30, 2019, an increase of $1,232,824, or 10.1%. The increase is due to increased sales volume to meet appliance and furniture demand resulting from increased advertising, which has a direct impact on customer orders and shipped sales.

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

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts, rent expense, insurance, unremitted sales tax and other expenses incurred in connection with general operations. Our general and administrative expenses were $1,450,603 for the three months ended September 30, 2020, as compared to $1,215,716 for the three months ended September 30, 2019, an increase of $234,887, or 19.3%. The primary increases are professional fees for audits, consulting fees to upgrade our online shopping cart, fees for our Electronic Data Interchange initiative, and other consulting fees.

Total other income (expense). We had $1,521,936 in total other expense, net, for the three months ended September 30, 2020, as compared to total other expense, net, of $1,530,258 for the three months ended September 30, 2019. Total other expense, net, for the three months ended September 30, 2020 consisted of financing costs of $488,460, interest expense of $229,312 and loss on extinguishment of debt of $807,239, offset by interest income of $1,418 and other income of $1,657, while other expense, net, for the three months ended September 30, 2019 consisted of financing costs of $165,097, interest expense of $210,572 and other expense of $35,388, offset by a change in warrant liability of $54,500.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $4,226,691 for the three months ended September 30, 2020, as compared to $1,530,258 for the three months ended September 30, 2019, an increase of $2,696,433, or 176.2%.

Comparison of Nine Months September 30, 2020 and 2019

The following table sets forth key components of our results of operations for the nine months ended September 30, 2020 (Successor), the period from April 6, 2020 to September 30, 2019 (Successor), and the period from April 1, 2019 to April 5, 2019 (Predecessor), in dollars and as a percentage of our net sales.

	Successor				Predecessor
	Nine Months Ended September 30, 2020 (As Restated)		Period April 6 to September 30, 2019 (As Restated)		Period January 1 to April 5, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$38,397,304	100.0%	$22,748,151	100.0%	$12,946,901	100.0%
Cost of goods sold	32,060,897	83.5%	18,886,117	83.0%	11,004,842	85.0%
Gross profit	6,336,407	16.5%	3,862,034	17.0%	1,942,059	15.0%
Operating expenses
Personnel	4,513,602	11.8%	1,875,543	8.2%	913,919	7.1%
Advertising	2,991,177	7.8%	1,221,993	5.4%	714,276	5.5%
Bank and credit card fees	1,274,117	3.3%	511,685	2.2%	329,247	2.5%
Depreciation and amortization	276,914	0.7%	98,481	0.4%	9,675	0.1%
General and administrative	4,399,860	11.5%	3,167,957	13.9%	451,214	3.5%
Total operating expenses	13,455,670	35.0%	6,875,659	30.2%	2,418,331	18.7%
Loss from operations	(7,119,263)	(18.5)%	(3,013,625)	(13.2)%	(476,272)	(3.7)%
Other income (expense)
Interest income	2,480	0.0%	-	-	23,807	0.2%
Financing costs	(757,646)	(2.0)%	(324,352)	(1.4)%	-	-
Interest expense	(787,308)	(2.1)%	(444,294)	(2.0)%	-	-
Loss on extinguishment of debt	(1,756,095)	(4.6)%	-	-	-	-
Write-off of acquisition receivable	(809,000)	(2.1)%	-	-	-	-
Change in fair value of warrant liability	(2,127,656)	(5.5)%	57,100	0.3%	-	-
Other income (expense)	6,920	0.0%	9,830	0.0%	7,200	0.1%
Total other income (expense)	(6,228,305)	(16.2)%	(701,716)	(3.1)%	31,007	0.2%
Net loss before income taxes	(13,347,568)	(34.8)%	(3,715,341)	(16.3)%	(445,265)	(3.4)%
Income tax benefit	1,962,129	5.1%	-	-	-	-
Net loss	$(11,385,439)	(29.7)%	$(3,715,341)	(16.3)%	$(445,265)	(3.4)%

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

Following are the combined periods for 2020 and 2019:

	Nine Months Ended September 30, 2020 Successor (As Restated)	Period April 6 to September 30, 2019 Successor (As Restated)	Period January 1 to April 5, 2019 Predecessor		Pro Forma Adjustments	Pro Forma Combined Nine Months Ended September 30, 2019	Increase (Decrease)
Product sales, net	$38,397,304	$22,748,151	$12,946,901		$-	$35,695,052	$2,702,252
Cost of goods sold	32,060,897	18,886,117	11,004,842		-	29,890,959	2,169,938
Gross profit	6,336,407	3,862,034	1,942,059		-	5,804,093	532,314
Operating expenses
Personnel	4,513,602	1,875,543	913,919		-	2,789,462	1,724,140
Advertising	2,991,177	1,221,993	714,276		-	1,936,269	1,054,908
Bank and credit card fees	1,274,117	511,685	329,247		-	840,932	433,185
Depreciation and amortization	276,914	98,481	9,675	(a)	157,273	265,429	11,485
General and administrative	4,399,860	3,167,957	451,214		-	3,619,171	780,689
Total operating expenses	13,455,670	6,875,659	2,418,331		157,273	9,451,263	4,004,407
Loss from operations	(7,119,263)	(3,013,625)	(476,272)		(157,273)	(3,647,170)	3,472,093
Other income (expense)
Interest income	2,480	-	23,807		-	23,807	(21,327)
Financing costs	(757,646)	(324,352)	-	(b)	(239,018)	(563,370)	194,276
Interest expense	(787,308)	(444,294)	-	(c)	(38,509)	(482,803)	304,505
Loss on extinguishment of debt	(1,756,095)	-	-		-	-	(1,756,095)
Write-off of acquisition receivable	(809,000)	-	-		-	-	(809,000)
Change in fair value of warrant	(2,127,656)	57,100	-		-	57,100	(2,184,756)
Other income	6,920	9,830	7,200		-	17,030	(10,110)
Total other income (expense)	(6,228,305)	(701,716)	31,007		(277,527)	(948,236)	(5,280,069)
Net loss before income taxes	(13,347,568)	(3,715,341)	(445,265)		(434,800)	(4,595,406)	8,752,162
Income tax benefit	1,962,129	-	-		-	-	1,962,129
Net loss	$(11,385,439)	$(3,715,341)	$(445,265)		$(434,800)	$(4,595,406)	$6,790,033

Notes

(a)	Amortization of intangible assets acquired in acquisition	$157,273

(b)	Reflects amortization of costs associated with acquisition debt as follows:
	Amortization of the cost of shares issued in acquisition	$68,750
	Amortization of the cost of warrants issued in acquisition	170,268
	Total	$239,018

(c)	Amortization of discount on note to seller	$38,509

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

Our revenue by sales type is as follows:

	Nine Months Ended September 30,
	2020 Successor	2019 Successor	2019 Predecessor	2019 Total
Appliance sales	$28,326,963	$18,535,800	$9,784,525	$28,320,325
Furniture sales	7,604,867	2,969,389	2,456,085	5,425,474
Other sales	2,465,474	1,242,962	706,291	1,949,253
Total	$38,397,304	$22,748,151	$12,946,901	$35,695,052

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

Bank and credit card fees. Our bank and credit card fees were $1,274,177 for the nine months ended September 30, 2020, as compared to $840,932 for the nine months ended September 30, 2019, an increase of $433,185, or 51.5%, which included $511,685 for our successor from April 6, 2019 to September 30, 2019 and $329,247 for our predecessor from January 1, 2019 to April 5, 2019. These fees are based on customer orders that are paid with a credit card (substantially all orders) so the increase was due to the increase in customer orders.

General and administrative expenses. Our general and administrative expenses were $4,399,860 for the nine months ended September 30, 2020, as compared to $3,619,171 for the nine months ended September 30, 2019, an increase of $780,689, or 21.6%, which included $3,167,957 for our successor from April 6, 2019 to September 30, 2019 and $451,214 for our predecessor from January 1, 2019 to April 5, 2019. The primary increases are professional fees for audits, consulting fees to upgrade our online shopping cart, fees to the Manager under the offsetting management services agreement described below, fees for our Electronic Data Interchange initiative, and other consulting fees.

Total other income (expense). We had $6,228,305 in total other expense, net, for the nine months ended September 30, 2020, as compared to total other expense, net, of $948,236 for the nine months ended September 30, 2019, which included expenses of $701,716 for our successor from April 6, 2019 to September 30, 2019, income of $31,007 for our predecessor from January 1, 2019 to April 5, 2019 and adjustments of $277,527. Total other expense, net, for the nine months ended September 30, 2020 consisted of financing costs of $757,646, interest expense of $787,308, loss on debt modification and extinguishment of $1,756,095, loss on acquisition working capital receivable of $809,000, and change in the warrant liability of $2,127,656, offset by interest income of $2,480 and other income of $6,920, while other expense for the nine months ended September 30, 2019 consisted of financing costs of $324,352 and interest expense, net, of $482,803, offset by a change in warrant liability of $57,100, interest income of $23,807 and other income of $17,030.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $11,385,439, which is net of a $1,962,129 income tax benefit for the nine months ended September 30, 2020, as compared to $4,595,406 for the nine months ended September 30, 2019, an increase of $6,790,033, or 147.8%, which included $3,715,341 for our successor from April 6, 2019 to September 30, 2019, $445,265 for our predecessor from January 1, 2019 to April 5, 2019 and adjustments of $434,800. The net loss for the nine months ended September 30, 2020 was affected by three non-cash charges equal to $4,692,751 in the aggregate.

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

The following tables provide a reconciliation of the non-GAAP measures disclosed above to the comparable GAAP measure.

	Nine Months Ended September 30, 2020 (As Restated)
	GAAP	Elimination of Non-Cash Charges	Non-GAAP
Loss from operations	$(7,119,263)	$-	$(7,119,263)
Other income (expense)
Interest income	2,480	-	2,480
Financing costs	(757,646)	-	(757,646)
Interest expense	(787,308)	-	(787,308)
Loss on extinguishment of debt	(1,756,095)	(1,756,095)	-
Write-off of acquisition receivable	(809,000)	(809,000)	-
Change in fair value of warrant liability	(2,127,656)	(2,127,656)	-
Other income (expense)	6,920	-	6,920
Total other income (expense)	(6,228,305)	(4,692,751)	(1,535,554)
Net loss before income taxes	$(13,347,568)		$(8,654,817)

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019 (As Restated)
	Successor (As Restated)	2019 Successor	2019 Predecessor	2019 Total
Net cash provided by (used in) operating activities	$7,383,979	$(1,294,681)	$611,268	$(683,413)
Net cash used in investing activities	(51,060)	(1,244,006)	-	(1,244,006)
Net cash provided by financing activities	4,981,959	2,723,625	-	2,723,625
Net change in cash	$12,314,878	$184,938	$611,268	$796,206

Our net cash provided by operating activities was $7,383,979 for the nine months ended September 30, 2020, as compared to net cash used in operating activities of $683,413 for the nine months ended September 30, 2019, which included net cash used in operating activities of $1,294,681 for our successor from April 6, 2019 to September 30, 2019 and net cash provided by operating activities of $611,268 for our predecessor from January 1, 2019 to April 5, 2019. The increase in net cash provided by operating activities is primarily our net loss and an increase in customer deposits.

Our net cash used in investing activities was $51,060 and $1,2444,006 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, our net cash used in investing activities consisted entirely of purchases of property and equipment, while our net cash used in investing activities for the nine months ended September 30, 2019 consisted of purchases of property and equipment of $11,874 and $1,232,132 related to our acquisition of Goedeker.

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

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the potential liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At September 30, 2020 and December 31, 2019, the amount of such accrual was $5,331,900 and $2,910,200, respectively, which is included in accounts payable and accrued expenses.

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

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission (the “SEC”). Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q, have concluded that, due to deficiencies identified in our preliminary evaluation, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing, we intend to retain additional individuals and resources to remedy the ineffective controls.

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