Form 10-Q
period 2021-03-31
1847 Goedeker Inc.
filed 2021-05-12
CIK 1810140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-39418

1847 GOEDEKER INC.
(Exact name of registrant as specified in its charter)

Delaware	83-3713938
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3817 Millstone Parkway, St. Charles, MO	63301
(Address of principal executive offices)	(Zip Code)

888-768-1710
(Registrant’s telephone number, including area code)

13850 Manchester Rd., Ballwin, MO 63011
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

Yes ☐   No ☒

As of May 10, 2021, there were 6,111,200 shares of the registrant’s common stock issued and outstanding.

1847 GOEDEKER INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

1847 GOEDEKER INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 GOEDEKER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,309,374	$934,729
Restricted cash	10,094,932	8,977,187
Receivables	948,354	1,998,232
Vendor deposits	742,926	547,648
Merchandise inventory, net	5,883,484	5,147,241
Prepaid expenses and other current assets	525,960	635,084
Total Current Assets	19,505,030	18,240,121
Property and equipment, net	355,581	245,948
Operating lease right-of-use assets, net	3,404,860	1,578,235
Goodwill	4,725,689	4,725,689
Intangible assets, net	1,276,088	1,381,937
Other long-term assets	45,000	45,000
TOTAL ASSETS	$29,312,248	$26,216,930

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$12,356,822	$12,701,715
Customer deposits	22,269,406	21,879,210
Short term notes payable, net	3,347,763	-
Current portion of notes payable, net	668,744	663,339
Current portion of operating lease liabilities	664,043	450,712
Total Current Liabilities	39,306,778	35,694,976
Notes payable, net of current portion, net	2,358,068	2,522,030
Operating lease liabilities, net of current portion	2,803,203	1,127,523
Contingent note payable	188,170	188,170
TOTAL LIABILITIES	44,656,219	39,532,699

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, 2021 or December 31, 2020	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized; 6,111,200 shares issued and outstanding as of March 31, 2021 and December 31, 2020	611	611
Additional paid-in capital	14,874,341	13,409,328
Accumulated deficit	(30,218,923)	(26,725,708)
Total Stockholders’ Deficit	(15,343,971)	(13,315,769)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,312,248	$26,216,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020 (As Restated)
Product sales, net	$13,697,368	$9,677,178
Cost of goods sold	11,068,911	8,111,170
Gross profit	2,628,457	1,566,008

Operating Expenses
Personnel	1,931,324	1,311,484
Advertising	1,083,248	666,436
Bank and credit card fees	532,742	244,740
Depreciation and amortization	122,331	91,841
General and administrative	2,239,498	1,439,840
Total Operating Expenses	5,909,143	3,754,341

LOSS FROM OPERATIONS	(3,280,686)	(2,188,333)

Other Income (Expense)
Interest income	10,096	-
Interest expense	(232,831)	(456,070)
Other income	10,206	2,383
Total Other Income (Expense)	(212,529)	(453,687)

NET LOSS BEFORE INCOME TAXES	(3,493,215)	(2,642,020)

INCOME TAX BENEFIT	-	435,000

NET LOSS	$(3,493,215)	$(2,207,020)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.57)	$(0.44)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	6,111,200	5,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	6,111,200	$611	$13,409,328	$(26,725,708)	$(13,315,769)
Stock-based compensation expense	-	-	124,575	-	124,575
Issuance of warrants in connection with notes payable	-	-	1,340,438	-	1,340,438
Net loss	-	-	-	(3,493,215)	(3,493,215)
Balance, March 31, 2021	6,111,200	$611	$14,874,341	$(30,218,923)	$(15,343,971)

For the Three Months Ended March 31, 2020 (As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	4,750,000	$475	$1,079,179	$(5,157,871)	$(4,078,217)
Net loss	-	-	-	(2,207,020)	(2,207,020)
Balance, March 31, 2020	4,750,000	$475	$1,079,179	$(7,364,891)	$(6,285,237)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,493,215)	$(2,207,020)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	127,596	91,841
Amortization of debt discount	98,201	209,132
Stock-based compensation expense	124,575	-
Non-cash lease expense	127,397	103,145
Deferred tax assets	-	(435,000)
Changes in operating assets and liabilities:
Receivables	1,049,878	290,707
Vendor deposits	(195,278)	-
Merchandise inventory	(736,243)	310,631
Prepaid expenses and other assets	109,124	(14,687)
Accounts payable and accrued expenses	(344,893)	1,442,264
Customer deposits	390,196	1,270,488
Operating lease liabilities	(65,011)	(103,145)
Net cash provided by (used in) operating activities	(2,807,673)	958,356

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(126,115)	-
Net cash used in investing activities	(126,115)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term notes payable	4,590,000	-
Repayment on notes payable	(163,822)	(93,750)
Net payments on lines of credit	-	(681,408)
Net cash provided by (used in) financing activities	4,426,178	(775,158)

NET CHANGE IN CASH AND RESTRICTED CASH	1,492,390	183,198
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,911,916	64,470
CASH AND RESTRICTED CASH, END OF PERIOD	$11,404,306	$247,668

Cash, cash equivalents, and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,309,374	$247,668
Restricted cash	10,094,932	-
	$11,404,306	$247,668
Cash, cash equivalents, and restricted cash consist of the following
Beginning of period
Cash and cash equivalents	$934,729	$471,308
Restricted cash	8,977,187	-
	$9,911,916	$471,308
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$29,473	$92,398
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount, warrants on short-term note payable	$1,340,438	-
Original issue discount on short-term note payable	$910,000	-
Adjustment to fair value of goodwill based on final purchase price allocation	$-	$121,736
Right of use asset acquired	$1,954,022	-
Right of use liability assumed	$(1,954,022)	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and ACI have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the instructions to Article 8 of Regulation S-X.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiary, ACI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

Stock Split

On July 30, 2020, the Company completed a 4,750-for-1 forward stock split of its outstanding common stock. As a result of this stock split, the Company’s issued and outstanding common stock increased from 1,000 to 4,750,000 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of this stock split.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

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

At March 31, 2021, restricted cash includes approximately $3,120,000 pledged to secure a note, $100,000 to secure a vendor letter of credit and $6,874,932 withheld by credit card processors as security for the Company’s customer refund claims and credit card chargebacks. The cash pledged to secure the note payable will be released as the note is repaid, the cash pledged to secure the letter of credit will be released when the vendor offers the Company credit terms, and the cash held by credit card processors will be released at the discretion of the credit card companies.

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

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
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

The Company’s disaggregated revenue by product type is as follows:

	March 31,
	2021	2020
Appliance sales	$10,273,393	$7,802,104
Furniture sales	2,327,834	1,281,836
Other sales	1,096,141	593,238
Total	$13,697,368	$9,677,178

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

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during three months ended March 31, 2021 and 2020.

Intangible Assets

As of March 31, 2021 and December 31, 2020, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives, or 5 years.

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

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair values of intangible assets are compared against their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value. At March 31, 2021 and December 31, 2020, there were no impairments in intangible or the right of use (“ROU”) assets.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles (including ROU asset) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At March 31, 2021 and December 31, 2020, there were no impairments in long-lived assets.

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

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

Income Taxes

Under the Company’s accounting policies, the Company initially recognizes a tax position in its unaudited condensed consolidated financial statements when it becomes more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax positions that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities assuming full knowledge of the position and all relevant facts. Although the Company believes its provisions for unrecognized tax positions are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which the Company has reflected in its income tax provisions and accruals. The tax law is subject to varied interpretations, and the Company has taken positions related to certain matters where the law is subject to interpretation. Such differences could have a material impact on the Company’s income tax provisions and operating results in the period(s) in which the Company makes such determination.

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the potential liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At March 31, 2021 and December 31, 2020, the amount of such accrual was $5,915,910 and $5,804,100, respectively, which is included in accounts payable and accrued expenses. To date, only one state has notified the Company of a potential sales tax liability of approximately $82,000, all of which was previously accrued.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive securities. For the three months ended March 31, 2021, the potentially dilutive securities were warrants for the purchase of 455,560 shares of common stock and options for the purchase of 555,000 shares of common stock. The potentially dilutive securities for the three months ended March 31, 2020 were warrants for the purchase of 250,000 shares of common stock. These potentially dilutive securities were excluded from diluted loss per share.

Reclassifications

Certain accounts have been reclassified to conform with classifications adopted in the period ended March 31, 2021. Such reclassifications had no effect on net earnings or financial position.

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s unaudited condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

The Company has generated significant losses since its acquisition and has relied on cash on hand, external bank lines of credit, proceeds from the IPO described below, issuance of third party and related party debt and the issuance of a note to support cashflow from operations.

For the three months ended March 31, 2021, the Company incurred operating losses of approximately $3,280,686, cash flows used in operations of $2,807,673 and negative working capital of $19,801,748.

Management has prepared estimates of operations for fiscal years 2021 and 2022 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of these unaudited condensed consolidated financial statements in the Company’s Form 10-Q.

As described in Note 10 below, the Company received net proceeds of $4,590,000 from the sale of 10% OID senior secured promissory notes due December 19, 2021 and warrants on March 19, 2021. These proceeds will supplement the Company’s cash flow from operations and provide additional liquidity.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of these unaudited condensed consolidated financial statements, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

Recent Accounting Pronouncements

Recently Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted ASU 2018-13 on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
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

The Company currently believes that all other issued and not yet effective accounting standards are not relevant to the Company’s unaudited condensed consolidated financial statements.

NOTE 3—RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its previously issued financial statements as for the three months ended March 31, 2020 to reflect the modification of a sales tax liability. The Company determined that it should accrue a liability for potential 2020 sales taxes that might be payable to the states in which it operates as a result of the Wayfair decision (See Note 2 – Sales Tax Liability). Accordingly, the Company accrued a liability of $921,900, representing a potential liability for sales taxes and penalties of $873,200 and interest expense of $48,700.

The following tables summarize the effect of the restatement on the specific items presented in the Company’s previously reported financial statements:

1847 GOEDEKER INC.

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2020

	As Filed	Adjustments	As Restated
Gross profit	$1,566,008	$-	$1,566,008
Operating Expenses
General and administrative	566,640	873,200	1,439,840
Total Operating Expenses	2,881,141	873,200	3,754,341
LOSS FROM OPERATIONS	(1,315,133)	(873,200)	(2,188,333)
Total Other Income (Expense)	(404,987)	(48,700)	(453,687)
NET LOSS BEFORE INCOME TAXES	(1,720,120)	(921,900)	(2,642,020)
INCOME TAX BENEFIT (EXPENSE)	435,000	-	435,000
NET LOSS	$(1,285,120)	$(921,900)	$(2,207,020)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.26)		$(0.44)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,000,000		5,000,000

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

1847 GOEDEKER INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
As Filed:
Balance, January 1, 2020	4,750,000	$475	$1,079,179	$(2,068,150)	$(795,954)
Net loss	-	-	-	(1,285,120)	(1,285,120)
Balance, March 31, 2020	4,750,000	$475	$1,079,179	$(3,353,270)	$(2,081,074)

As Restated:
Balance, January 1, 2020	4,750,000	$475	$1,079,179	$(5,157,871)	$(4,078,217)
Net loss	-	-	-	(2,207,020)	(2,207,020)
Balance, March 31, 2020	4,750,000	$475	$1,079,179	$(7,364,891)	$(6,285,237)

1847 GOEDEKER INC.

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2020

	As Filed	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,285,120)	$(921,900)	$(2,207,020)
Accounts payable and accrued expenses	520,364	921,900	1,442,264
Net cash provided by (used in) operating activities	958,356	-	958,356
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	(775,158)	-	(775,158)
NET CHANGE IN CASH AND RESTRICTED CASH	183,198	-	183,198
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	64,470	-	64,470
CASH AND RESTRICTED CASH, END OF PERIOD	$247,668	$-	$247,668

NOTE 4—RECEIVABLES

At March 31, 2021 and December 31, 2020, receivables consisted of the following: respectively.

	March 31, 2021	December 31, 2020
Vendor rebates receivable	$604,372	$1,337,791
Credit cards in process of collection	343,982	660,441
Total receivables	$948,354	$1,998,232

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

NOTE 5—MERCHANDISE INVENTORY

At March 31, 2021 and December 31, 2020, the inventory balances are composed of:

	March 31, 2021	December 31, 2020
Appliances	$5,985,757	$5,285,975
Furniture	249,008	194,852
Other	73,719	91,414
Total merchandise inventory	6,308,484	5,572,241

Allowance for inventory obsolescence	(425,000)	(425,000)
Merchandise inventory, net	$5,883,484	$5,147,241

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

Prior to obtaining an open line of credit with a major vendor, the Company paid in advance for its purchases. The vendor did not ship product to the Company until an order was complete. As a result, the vendor held Company funds. A second vendor uses the Company’s vendor deposit account as collateral. Orders from this vendor exceeded the deposit account and the Company prepaid for some orders. Vendor deposits as of March 31, 2021 and December 31, 2020 were $742,926 and $547,648, respectively.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Equipment	$69,336	$69,336
Warehouse equipment	61,070	61,070
Furniture and fixtures	512	512
Transportation equipment	63,784	63,784
Leasehold improvements	136,931	136,931
Construction in progress	126,116	-
Total property and equipment	457,749	331,633
Accumulated depreciation	(102,168)	(85,685)
Property and equipment, net	$355,581	$245,948

Depreciation expense for the three months ended March 31, 2021 and 2020 was $16,483 and $10,959, respectively.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

NOTE 8—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Customer relationships	$749,000	$749,000
Marketing related - tradename	1,368,000	1,368,000
Total intangible assets	2,117,000	2,117,000
Accumulated amortization	(840,912)	(735,063)
Intangible assets, net	$1,276,088	$1,381,937

In connection with the acquisition of Goedeker, the Company identified intangible assets of $2,117,000, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 3 years. Amortization expense for the three months ended March 31, 2021 and 2020 was $105,849 and $80,882, respectively.

As of March 31, 2021, the estimated annual amortization expense for each of the next five years is as follows:

2021 (remainder of year)	$317,547
2022	423,396
2023	423,396
2024	111,749
Total	$1,276,088

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is schedule of accounts payable and accrued expenses at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Trade accounts payable	$5,267,392	$5,975,486
Sales tax	5,915,910	5,804,100
Accrued payroll liabilities	510,388	492,573
Accrued interest	10,000	10,000
Accrued liability for sales returns	200,000	200,000
Other accrued liabilities	453,132	219,556
Total accounts payable and accrued expenses	$12,356,822	$12,701,715

NOTE 10—NOTES PAYABLE

Arvest Loan

On August 25, 2020, the Company entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3,500,000. As of March 31, 2021, the outstanding balance of this loan is $3,026,812, comprised of principal of $3,119,806, net of unamortized loan costs of $92,994. The Company classified $668,744 as a current liability and the balance as a long-term liability.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

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

Maturities of the debt are as follows:

For the years ended December 31,
2021 (remainder of year)	$499,517
2022	685,222
2023	707,826
2024	731,177
2025	496,064
Total	$3,119,806
Less: Loan costs	(92,994)
Total	$3,026,812

The Company repaid this loan on May 10, 2021. See Note 15.

10% OID Senior Promissory Notes

On March 19, 2021, the Company entered into a securities purchase agreement with two institutional investors, pursuant to which the Company issued to each investor (i) a 10% OID senior secured promissory note in the principal amount of $2,750,000 and (ii) a four-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $12.00, subject to adjustments, which may be exercised on a cashless basis, for a purchase price of $2,500,000 each, or $5,000,000 in the aggregate, the relative fair value of which is $1,340,438 and was recorded as debt discount. After deducting a placement fee and other expenses, the Company received net proceeds of $4,590,000. As of March 31, 2021, the outstanding balance of the notes is $3,347,763, comprised of principal of $5,500,000, net of unamortized loan costs of $2,152,237. Loan costs consist of unamortized original issue discount of $870,291 and unamortized warrant value of $1,281,946. The original issue discount and warrant expense are amortized as interest expense. See also Note 13.

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

The notes are secured by a first priority security interest in all of the Company’s assets and contain customary events of default. Upon, and during the continuance of, an event of default, the notes are convertible, in whole or in part, at the option of the holder into shares of common stock at a conversion price equal to $12.00, or if lower, 80% of the lowest volume weighted average price for the twenty (20) consecutive trading days prior to the applicable conversion date, but in no event less than $9.00. The conversion price will be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock. In addition, if the Company sells or grants any common stock or securities convertible into or exchangeable for common stock or grants any right to reprice such securities at an effective price per share that is lower than the then conversion price, the conversion price shall be reduced to such price, subject to certain exceptions. See Note 13 for additional terms of the warrants.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

NOTE 11—OPERATING LEASES

On April 5, 2019, the Company entered into a lease agreement with S.H.J., L.L.C., a Missouri limited liability company and affiliate of the Company at that time. The lease is for a term five (5) years and provides for a base rent of $45,000 per month. In addition, the Company is responsible for all taxes and insurance premiums during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The lease contains customary events of default.

On January 13, 2021, the Company entered into a lease agreement with Westgate 200, LLC for a new premises in St. Charles, Missouri. The lease is for a term of 63 months with two (2) options to renew for additional five (5) year periods and provides for a base rent of $4.35 per square foot per year with 2.5% annual increases and a three-month abatement, resulting in a base rent during the first year of $20,977 per month, increasing to a base rent during the fifth year of $23,147 per month. The Company must also pay its 29% pro rata portion of the property taxes, operating expenses and insurance costs and is also responsible to pay for the utilities used on the premises. The lease contains customary events of default.

On March 31, 2021, the Company amended the lease agreement with Westgate 200, LLC that increased the space available to the Company. The amendment increased the Company’s share of the pro rata portion property taxes, operating expenses and insurance costs from 29% to 43.4%. The initial term of the lease is extended by one year to April 30, 2027. Monthly rent payments remain at $20,977 until September 30, 2021 and increase to $31,465 per month until April 30, 2022 and then increases at approximately 2.5% per month every year. In connection with the new leases, the Company recorded a Right of Use asset and liability of $1,954,022 representing the present value of future lease payments.

During the three months ended March 31, 2021, the Company accrued rent expense of $62,386. During the three months ended March 31, 2020, the Company paid and expensed rent payments of $135,000.

Supplemental balance sheet information related to leases at March 31, 2021 was as follows:

Operating lease right-of-use assets	$3,404,861

Lease liabilities, current portion	$664,043
Lease liabilities, long-term	2,803,203
Total operating lease liabilities	$3,467,246

Weighted average remaining lease term (months)	57

Weighted average discount rate	5.9%

Maturities of the lease liabilities for each of the next five years is as follows:

2021 (remainder of year)	$604,279
2022	923,945
2023	933,493
2024	538,041
2025	413,168
Thereafter	565,936
Total lease payments	$3,978,862
Less imputed interest	(511,616)
Total lease liability	$3,467,246

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

NOTE 12—RELATED PARTIES

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

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of Goedeker in connection with performing services under the offsetting management services agreement. The Company did not pay any expenses for the three months ended March 31, 2021 and 2020.

The Company expensed $62,500 in management fees for the three months ended March 31, 2021 and 2020.

NOTE 13—STOCKHOLDERS’ DEFICIT

As of March 31, 2021, the Company was authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. To date, the Company has not designated or issued any shares of preferred stock.

Common Stock

As of March 31, 2021 and December 31, 2020, the Company had 6,111,200 shares of common stock issued and outstanding. Each share entitles the holder thereof to one vote per share on all matters coming before the stockholders of the Company for a vote.

The Company did not issue any shares of common stock during the three months ended March 31, 2021 and 2020.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

Equity Incentive Plan

Effective as of July 30, 2020, the Company established the 1847 Goedeker Inc. 2020 Equity Incentive Plan (the “Plan”). The Plan was approved by the Company’s board of directors and stockholders on April 21, 2020. The Plan is administered by compensation committee of the board of directors. The Plan permits the grant of restricted stock, stock options and other forms of incentive compensation to the Company’s officers, employees, directors and consultants. As of March 31, 2021, the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan was 555,000 shares and there were 555,000 shares granted. See also Note 15.

During the year ended December 31, 2020, the Company issued options for the purchase of 555,000 shares of common stock with a total value of $1,848,056. The Company recorded stock option expense of $124,575 for the three months ended March 31, 2021. The remaining compensation expense of $1,324,573 will be recognized over the remaining vesting period of forty months.

The following table presents activity relating to stock options for the three months ended March 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2021	555,000	$9.00	9
Granted	-	-	-
Exercised	-	-	-
Forfeited / Cancelled / Expired	-	-	-
Outstanding at March 31, 2021	555,000	$9.00	8.75

Exercisable at March 31, 2021	65,790	$9.00	8.75

As of March 31, 2021, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

Warrants

On August 4, 2020, the Company issued warrants for the purchase of 55,560 shares of common stock to affiliates of the representative in the IPO. These warrants are exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, at a per share exercise price equal to $11.25.

On March 19, 2021, the Company issued four-year warrants to purchase an aggregate of 400,000 shares of common stock to two investors at an exercise price of $12.00, subject to adjustments, which may be exercised on a cashless basis (See Note 10).

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

The following table presents activity relating to the warrants for the three months ended March 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2021	55,560	$11.25	4.5
Granted	400,000	12.00	4.0
Exercised	-	-	-
Cancelled / Expired	-	-	-
Outstanding at March 31, 2021	455,560	$11.91	4.1

The Company recognizes stock issuance expense for the warrants on a straight-line basis over the vesting period of the warrants. The following assumptions were used to calculate warrant expense for the three months ended March 31, 2021:

Volatility	74.2%
Risk-free interest rate	0.615%
Dividend yield	0.0%
Term	4.0 years

NOTE 14—COMMITMENTS AND CONTINGENCIES

On January 18, 2019, the Company entered into an asset purchase agreement with Goedeker, Steve Goedeker and Mike Goedeker, pursuant to which on April 5, 2019 the Company acquired substantially all of the assets of Goedeker used in its retail appliance and furniture business (the “Goedeker Business”).

Pursuant to the asset purchase agreement, Goedeker entitled to receive an earn out payment of $200,000 if the EBITDA (as defined in the asset purchase agreement) of the Goedeker Business for the trailing twelve (12) month period from April 5, 2022 is $2,500,000 or greater, and may be entitled to receive a partial earn out payment if the EBITDA of the Goedeker Business is less than $2,500,000 but greater than $1,500,000. The Company expects to meet this target and adjusted the contingent note payable in the condensed consolidated balance sheet to the present value of the amount due.

NOTE 15—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements, except as set forth below.

Amendment to Securities Purchase Agreement

On October 20, 2020, the Company entered into a securities purchase agreement, which was amended on December 8, 2020, with ACI and 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC and YF Logistics LLC (collectively, “Appliances Connection”) and the sellers set forth on Exhibit A thereto, pursuant to which ACI agreed to acquire all of the issued and outstanding capital stock or other equity securities of Appliances Connection for an aggregate purchase price of $210,000,000, subject to adjustment, consisting of (i) $168,000,000 in cash, (ii) 2,333,333 shares of the Company’s common stock having a stated value that is equal to $21,000,000, and (iii) a number of shares of the Company’s common stock that is equal to (A) $21,000,000 divided by (B) the average of the closing price of the Company’s common stock (as reported on the NYSE American) for the 20 trading days immediately preceding the 3rd trading day prior to the closing date of the transaction.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
(UNAUDITED)

On April 6, 2021, the parties entered into an amendment to the securities purchase agreement, pursuant to which (i) the outside date (as defined in the securities purchase agreement) by which the closing of the securities purchase agreement must be completed was changed to June 30, 2021, (ii) the definition of net working capital set forth in the securities purchase agreement was revised to clarify that the accrued liabilities for potential sales tax will not be included in such calculation, and (iii) the condition to closing the transaction contemplated by the securities purchase agreement relating to a lease for the Gold Coast location was deleted, because such lease has since been terminated.

Amendment to Equity Incentive Plan Increase

On April 9, 2021, the board of directors approved an amendment to the Plan to increase the number of shares of common Stock reserved for issuance under the Plan from 555,000 to 1,000,000 shares. Such increase was approved by the Company’s stockholders effective as of May 13, 2021.

Repayment of Note

On May 10, 2021, the Company repaid the Arvest loan (see Note 10) by transferring principal and accrued interest from the restricted cash account.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

1847 Goedeker Inc. (“we,” “us,” “our” or the “Company”) is a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. Since our founding in 1951, we have evolved from a local brick and mortar operation serving the St. Louis metro area to a large nationwide omnichannel retailer that offers one-stop shopping for the leading brands. While we still maintain our St. Louis showroom, over 95% of our sales are placed through our website at www.goedekers.com. We offer over 141,000 stock-keeping units organized by category and product features, providing visitors to the site an easy to navigate shopping experience.

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

If the current pace of the pandemic does not continue to slow and the spread of COVID-19 is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees were suspected of having COVID-19, which could require quarantine of some or all such employees or closure of our facilities for disinfection. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this prospectus, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Amendment to Securities Purchase Agreement

On October 20, 2020, we entered into a securities purchase agreement, which was amended on December 8, 2020, with our wholly owned subsidiary, Appliances Connection Inc. (“ACI”) and 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC and YF Logistics LLC (collectively, “Appliances Connection”) and the sellers set forth on Exhibit A thereto, pursuant to which ACI agreed to acquire all of the issued and outstanding capital stock or other equity securities of Appliances Connection for an aggregate purchase price of $210,000,000, subject to adjustment, consisting of (i) $168,000,000 in cash, (ii) 2,333,333 shares of our common stock having a stated value that is equal to $21,000,000, and (iii) a number of shares of our common stock that is equal to (A) $21,000,000 divided by (B) the average of the closing price of our common stock (as reported on the NYSE American) for the 20 trading days immediately preceding the 3rd trading day prior to the closing date of the transaction.

On April 6, 2021, the parties entered into an amendment to the securities purchase agreement, pursuant to which (i) the outside date (as defined in the securities purchase agreement) by which the closing of the securities purchase agreement must be completed was changed to June 30, 2021, (ii) the definition of net working capital set forth in the securities purchase agreement was revised to clarify that the accrued liabilities for potential sales tax will not be included in such calculation, and (iii) the condition to closing the transaction contemplated by the securities purchase agreement relating to a lease for the Gold Coast location was deleted, because such lease has since been terminated.

Repayment of Note

On May 10, 2021, we repaid the term loan from Arvest Bank described below by transferring principal and accrued interest from the restricted cash account.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition; and

●	market conditions and our market position.

Key Financial Operating Metrics

	Three Months Ended March 31,
	2021	2020
Site Sessions (in millions)	2.5	1.4
Order History (in millions)	$30.7	$15.4

A site session occurs when a person visits our website. An order occurs when a customer has visited our website and ordered one or more items and has paid for them. An order is paid for by our customer when the order is placed and booked as revenue by us when the order is shipped.

Total revenues and total orders for any given month may not be equal for two primary reasons: (1) normal customer cancellations and (2) the time required to ship an order and recognize revenue. When there are no supply chain issues, the time from order to shipping is between 20 and 25 days. Thus, an order made after the 10th of the current month will become revenue in the succeeding month, distorting the comparison between a months’ orders and its sales. COVID-19 significantly increased the time between order and shipment, which increased customer.

Our site sessions increased to approximately 2.5 million in the three months ended March 31, 2021, as compared to approximately 1.4 million in the three months ended March 31, 2021. These increased site sessions resulted in three-year highs for orders in the three months ended March 31, 2021.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table sets forth key components of our results of operations for the three months ended March 31, 2021 and 2020, in dollars and as a percentage of our net sales.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020 (As Restated)
	Amount	% of Net Sales	Amount	% of Net Sales
Products sales, net	$13,697,368	100.00%	$9,677,178	100.00%
Cost of goods sold	11,068,911	80.81%	8,111,170	83.82%
Gross profit	2,628,457	19.19%	1,566,008	16.18%
Operating expenses
Personnel	1,931,324	14.10%	1,311,484	13.55%
Advertising	1,083,248	7.91%	666,436	6.89%
Bank and credit card fees	532,742	3.89%	244,740	2.53%
Depreciation and amortization	122,331	0.89%	91,841	0.95%
General and administrative	2,239,498	16.35%	1,439,840	14.88%
Total operating expenses	5,909,143	43.14%	3,754,341	38.80%
Loss from operations	(3,280,686)	(23.95)%	(2,188,333)	(22.61)%
Other income (expense)
Interest income	10,096	0.07%	-	-
Interest expense	(232,831)	(1.70)%	(456,070)	(4.71)%
Other income	10,206	0.07%	2,383	0.02%
Total other income (expense)	(212,529)	(1.55)%	(453,687)	(4.69)%
Net loss before income taxes	(3,493,215)	(25.50)%	(2,642,020)	(27.30)%
Income tax benefit	-	-	435,000	4.50%
Net loss	$(3,493,215)	(25.50)%	$(2,207,020)	(22.81)%

Product sales, net. We generate revenue from the retail sale of home furnishings, including appliances, furniture, home goods and related products. Our product sales increased by $4,020,190, or 41.54%, to $13,697,368 for the three months ended March 31, 2021 from $9,677,178 for the three months ended March 31, 2020. The increase is due to increased sales volume to meet appliance and furniture demand resulting from increased advertising, which has a direct impact on customer orders and shipped sales.

During the three months ended March 31, 2021, we experienced delays in getting products from manufacturers whose production facilities were closed or operating at reduced capacity because of the coronavirus pandemic, which resulted in cancellations of some customer orders. For the three months ended March 31, 2021, we estimate that cancellations caused by shipping delays approximated $11.0 million based on the historical ratio of shipped sales to customer orders of approximately 80.7% for the three most recent pre COVID-19 years (2017 to 2019) to the actual ratio of approximately 44.7% in the three months ended March 31, 2021.

Our past performance is generally indicative of future performance to the extent that there are seasonal factors such as Black Friday, Cyber Monday, and other shopping days when sales spike.

Our revenue by sales type is as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	%	Amount	%
Appliance sales	$10,273,393	75.00%	$7,802,104	80.62%
Furniture sales	2,327,834	16.99%	1,281,836	13.25%
Other sales	1,096,141	8.00%	593,238	6.13%
Total	$13,697,368	100.00%	$9,677,178	100.00%

The percentage of furniture sales increased in the 2021 period as compared to the 2020 period as furniture was more readily available from manufacturers than appliances.

Cost of goods sold. Our cost of goods sold consists of the cost of purchased merchandise plus the cost of delivering merchandise and, where applicable, installation, net of promotional rebates and other incentives received from vendors. Our cost of goods sold increased by $2,957,741, or 36.47%, to $11,068,911 for the three months ended March 31, 2021 from $8,111,170 for the three months ended March 31, 2020. As a percentage of net sales, cost of goods sold decreased from 83.82% in the 2020 period to 80.81% in the 2021 period. Such decrease was due to the sale of more furniture and other products in the quarter. Product cost for appliances sold in the 2021 period was similar to product cost for appliances that were sold in the 2020 period; however, the mix of furniture and other items sold in 2021 had a lower product cost than the furniture and other items sold in 2020.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, training costs and stock compensation expense. Our personnel expenses increased by $619,840, or 47.26%, to $1,931,324 for the three months ended March 31, 2021 from $1,311,484 for the three months ended March 31, 2020. As a percentage of net sales, personnel expenses increased from 13.55% in the 2020 period to 14.10% in the 2021 period. The increase is the result of hiring the senior management team and support staff needed because of increased customer orders. Additionally, during the quarter, we incurred stock compensation expenses of $124,575 that we did not have in the 2020 quarter. We believe it is important to also compare our expenses to orders when product availability is constrained as our personnel, advertising, and bank and credit card fees are directly or indirectly related to customer orders. As a percentage of orders, personnel expenses decreased from 8.5% in the 2020 period to 6.2% in the 2021 period.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses increased by $416,812, or 62.54%, to $1,083,248 for the three months ended March 31, 2021 from $666,436 for the three months ended March 31, 2020. As a percentage of net sales, advertising expenses increased from 6.89% in the 2021 period to 7.91% in the 2021 period. The increase relates to an increase in advertising spending to drive traffic to our website. As a percentage of orders, advertising expenses decreased from 4.3% in the 2020 period to 3.5% in the 2021 period.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card payments made by customers. Our bank and credit card fees increased by $288,002, or 117.68%, to $532,742 for the three months ended March 31, 2021 from $244,740 for the three months ended March 31, 2020. As a percentage of net sales, bank and credit card fees increased from 2.53% in the 2020 period to 3.89% in the 2021 period. These fees are based on customer orders that are paid with a credit card (substantially all orders), so the increase was largely due to the increase in customer orders. We pay a credit card fee for each order, regardless of whether that order is shipped or cancelled by customer. As a percentage of orders, bank and credit card fees increased from 1.6% in the 2020 period to 1.7% in the 2021 period.

Depreciation and amortization. Depreciation and amortization was $122,331, or 0.89% of net sales, for the three months ended March 31, 2021, as compared to $91,841, or 0.95% of net sales, for the three months ended March 31, 2020.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, unremitted sales tax, and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $799,658, or 55.54%, to $2,239,498 for the three months ended March 31, 2021 from $1,439,840 for the three months ended March 31, 2020. As a percentage of net sales, general and administrative expenses increased from 14.88% in the 2020 period to 16.35% in the 2021 period. The increase was largely due to increased directors and officers insurance expenses, fees to our independent directors, and legal, audit and other professional fees in connection with becoming a public company in August 2020, as well as consulting fees to upgrade our online shopping cart, fees for our Electronic Data Interchange initiative, and other consulting fees. In the three months ended March 31, 2021, we incurred non-recurring expenses totaling approximately $695,000, representing $445,488 in expenses related to the Appliances Connection acquisition and the balance for the reaudit of 2019. In the 2020 period, we incurred $873,200 non-recurring accrual for sales tax. General and administrative expenses without these non-recurring expenses were $1,544,011 and $566,640 for the three months ended March 31, 2021 and 2020, respectively. As a percentage of orders, general and administrative expenses were 7.3% in the 2021 period compared to 9.4% 2020 period.

Total other income (expense). We had $212,529 in total other expense, net, for the three months ended March 31, 2021, as compared to total other expense, net, of $453,687 for the three months ended March 31, 2020. Total other expense, net, for the three months ended March 31, 2021 consisted of interest expense of $232,831, offset by interest income of $10,096 and other income of $10,206, while other expense, net, for the three months ended March 31, 2020 consisted of interest expense of $456,070, offset by other income of $2,383.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $3,493,215 for the three months ended March 31, 2021, as compared to $2,207,020 for the three months ended March 31, 2020, an increase of $1,286,195, or 58.28%.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $1,309,374 and restricted cash of $10,094,932. We have relied on cash on hand, external bank lines of credit, proceeds from our initial public offering described below, issuance of third party and related party debt and the issuance of notes to support cashflow from operations. For the three months ended March 31, 2021, we incurred operating losses of approximately $3,280,686, cash flows used in operations of $2,807,673 and negative working capital of $19,801,748.

On March 19, 2021, we received net proceeds of $4,590,000 from the sale of notes due December 19, 2021 and warrants described below. These proceeds will supplement our cash flow from operations and provide additional liquidity.

Management has prepared estimates of operations for fiscal years 2021 and 2022 and believes that sufficient funds will be generated from operations to fund our operations and to service our debt obligations for one year from the date of the filing of this report. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects

The impact of COVID-19 on our business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Three Months Ended March 31,
	2021	2020 (As Restated)
Net cash provided by (used in) operating activities	$(2,807,673)	$958,356
Net cash used in investing activities	(126,115)	-
Net cash provided by (used in) financing activities	4,426,178	(775,158)
Net change in cash and restricted cash	1,492,390	183,198
Cash and restricted cash, beginning of period	9,911,916	64,470
Cash and restricted cash, end of period	$11,404,306	$247,668

Our net cash used in operating activities was $2,807,673 for the three months ended March 31, 2021, as compared to net cash provided by operating activities of $958,356 for the three months ended March 31, 2020. For the three months ended March 31, 2021, our net loss of $3,493,215, a decrease in merchandise inventory of $736,243 and a decrease in accounts payable and accrued expensed of $344,893, offset by an increase in receivables of $1,049,878 and an increase in customer deposits of $390,196, were the primary drivers of the net cash used in operating activities. For the three months ended March 31, 2020, our net loss of $2,207,020 and deferred tax assets of $435,000, offset by increases in customer deposits of $1,270,488 and accounts payable and accrued expenses of $1,442,264, were the primary drivers of the net cash provided by operating activities.

Our net cash used in investing activities was $126,115 for the three months ended March 31, 2021, all of which consisted of expenditures to upgrade our new warehouse. We had no investing activities for the three months ended March 31, 2020.

Our net cash provided by financing activities was $4,426,178 for the three months ended March 31, 2021, as compared to net cash used in financing activities of $775,158 for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 consisted of proceeds from the private placement described below of 4,590,000, offset by repayment on notes payable of $163,822. Net cash used in financing activities for the three months ended March 31, 2020 consisted of net payments on lines of credit of $681,408 and repayment on notes payable of $93,750.

Private Placement

On March 19, 2021, we entered into a securities purchase agreement with two institutional investors, pursuant to which we issued to each investor (i) a 10% OID senior secured promissory note in the principal amount of $2,750,000 and (ii) a four-year warrant to purchase 200,000 shares of our common stock at an exercise price of $12.00, subject to adjustments, which may be exercised on a cashless basis, for a purchase price of $2,500,000 each, or $5,000,000 in the aggregate. After deducting a placement fee and other expenses, we received net proceeds of $4,590,000. As of March 31, 2021, the outstanding balance of the notes is $3,347,763, comprised of principal of $5,500,000, net of unamortized loan costs of $2,152,237. Loan costs consist of unamortized original issue discount of $870,291 and unamortized warrant value of $1,281,946.

The notes bear interest at a rate of 10% per annum and mature on December 19, 2021. The notes may be prepaid by us in whole or in part at any time or from time to time without penalty or premium upon at least five (5) days prior written notice, which notice period may be waived by the holder. In addition, if we issue and sell shares of our equity securities to investors on or before the maturity date in an equity financing with total gross proceeds of not less than $10,000,000 (excluding the conversion of the notes or other convertible securities issued for capital raising purposes), then we must repay the then-outstanding principal amount of the notes and any accrued but unpaid interest.

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

Term Loan

On August 25, 2020, we entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3,500,000. As of March 31, 2021, the outstanding balance of this loan is $3,026,812, comprised of principal of $3,119,806, net of unamortized loan costs of $92,994.

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

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above and other contractual commitments described below.

Management Services Agreement

On April 5, 2019, we entered into a management services agreement with 1847 Partners LLC (the “Manager”), pursuant to which we appointed the Manager to provide certain services to us for a quarterly management fee equal to $62,500. Under certain circumstances specified in the management services agreement, our quarterly fee may be reduced if similar fees payable to the Manager by subsidiaries of our former parent company, 1847 Holdings LLC, exceed a threshold amount.

Pursuant to the management services agreement, we must also reimburse the Manager for all costs and expenses which are specifically approved by our board of directors, including all out-of-pocket costs and expenses, that are actually incurred by us or our affiliates on our behalf in connection with performing services under the management services agreement.

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

We expensed $62,500 in management fees for the three months ended March 31, 2021 and 2020.

Earn Out Payment

Pursuant to an asset purchase agreement, dated January 18, 2019, as amended, among the Company, Goedeker Television Co. (“Goedeker”), Steve Goedeker and Mike Goedeker, Goedeker is entitled to receive an earn out payment of $200,000 if the EBITDA (as defined in the asset purchase agreement) of the business acquired from Goedeker for the trailing twelve (12) month period from April 5, 2022 is $2,500,000 or greater, and may be entitled to receive a partial earn out payment if the EBITDA is less than $2,500,000 but greater than $1,500,000.

Leases

On April 5, 2019, we entered into a lease agreement with S.H.J., L.L.C., a Missouri limited liability company and affiliate of Goedeker, for our corporate headquarters, including approximately 50,000 square feet of office, showroom and warehouse space, located in Ballwin, Missouri. The lease is for a term of five (5) years and provides for a base rent of $45,000 per month. In addition, we are responsible for all taxes and insurance premiums during the lease term. The lease agreement contains customary events of default.

On January 13, 2021, we entered into a lease agreement with Westgate 200, LLC, which was amended on March 30, 2021, for a new location totaling approximately 86,800 square feet of office, showroom and warehouse space in St. Charles, Missouri. The initial term of the lease expires on April 30, 2027 with two (2) options to renew for additional five (5) year periods. The base rent is initially $20,977 per month and increases to $31,465 on October 1, 2021, with annual increases thereafter to a base rent during the sixth year of $35,558 per month. We will also pay our 43.4% pro rata portion of the property taxes, operating expenses and insurance costs and are also responsible to pay for the utilities used on the premises. The lease agreement contains customary events of default.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for the Company. The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during three months ended March 31, 2021 and 2020.

Intangible Assets

As of March 31, 2021 and December 31, 2020, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives, or 5 years.

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

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair values of intangible assets are compared against their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value. At March 31, 2021 and December 31, 2020, there were no impairments in intangible or the right of use (“ROU”) assets.

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles (including ROU asset) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At March 31, 2021 and December 31, 2020, there were no impairments in long-lived assets.

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

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the potential liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At March 31, 2021 and December 31, 2020, the amount of such accrual was $5,915,910 and $5,804,100, respectively, which is included in accounts payable and accrued expenses. To date, only one state has notified the Company of a potential sales tax liability of approximately $82,000, all of which was previously accrued.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

We have not sold any equity securities during three months ended March 31, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of shares of our common stock during the three months ended March 31, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended March 31, 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)
3.2	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)
4.2	Common Stock Purchase Warrant issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2021)
4.3	Common Stock Purchase Warrant issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 25, 2021)
4.4	Form of Representative’s Warrant for Initial Public Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2020)
10.1	Lease Agreement, dated January 13, 2021, by and between Westgate 200, LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2021)
10.2	Securities Purchase Agreement, dated March 19, 2021, among 1847 Goedeker Inc., Evergreen Capital Management LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2021)
10.3	Security Agreement, dated March 19, 2021, between 1847 Goedeker Inc. and SILAC Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 25, 2021)
10.4	10% OID Senior Secured Promissory Note issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 25, 2021)
10.5	10% OID Senior Secured Promissory Note issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 25, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2021	1847 GOEDEKER INC.

/s/ Douglas T. Moore
	Name:	Douglas T. Moore
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Barry
	Name:	Robert D. Barry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)