Form 10-Q
period 2021-06-30
1847 Goedeker Inc.
filed 2021-08-12
CIK 1810140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

888-768-1710
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GOED	NYSE American LLC
Warrants to Purchase Common Stock	GOED WS	NYSE American LLC

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

As of August 10, 2021, there were 106,387,332 shares of the registrant’s common stock issued and outstanding.

1847 GOEDEKER INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2021

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 GOEDEKER INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 GOEDEKER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$45,234,542	$934,729
Restricted cash	8,385,848	8,977,187
Receivables	21,266,787	1,998,232
Vendor deposits	10,755,209	547,648
Merchandise inventory, net	21,134,023	5,147,241
Prepaid expenses and other current assets	3,680,975	635,084
Total Current Assets	110,457,384	18,240,121
Property and equipment, net	2,480,055	245,948
Operating lease right-of-use assets, net	12,822,972	1,578,235
Goodwill	222,107,789	4,725,689
Intangible assets, net	1,170,239	1,381,937
Deferred tax asset	8,049,978	-
Other long-term assets	45,000	45,000
TOTAL ASSETS	$357,133,417	$26,216,930

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$51,897,666	$12,701,715
Due to Sellers	3,351,024	-
Customer deposits	30,811,985	21,879,210
Current portion of notes payable, net	6,455,272	663,339
Current portion finance lease liability	65,378	-
Current portion of operating lease liabilities	2,157,010	450,712
Contingent note payable	188,170	-
Total Current Liabilities	94,926,505	35,694,976
Notes payable, net of current portion, net	51,344,869	2,522,030
Finance lease liability, net of current portion	145,431	-
Operating lease liabilities, net of current portion	12,149,107	1,127,523
Contingent note payable	-	188,170
TOTAL LIABILITIES	158,565,912	39,532,699
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2021 or December 31, 2020	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 106,374,232 and 6,111,200 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	10,638	611
Additional paid-in capital	224,743,096	13,409,328
Accumulated deficit	(26,186,229)	(26,725,708)
Total Stockholders’ Equity (Deficit)	198,567,505	(13,315,769)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$357,133,417	$26,216,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales, net	$64,072,098	$15,285,031	$77,769,466	$24,962,209
Cost of goods sold	51,016,609	12,685,158	62,085,520	20,796,328
Gross profit	13,055,489	2,599,873	15,683,946	4,165,881

Operating Expenses
Personnel	4,821,168	1,040,189	6,752,492	2,351,673
Advertising	2,931,815	891,907	4,015,063	1,558,343
Bank and credit card fees	2,095,359	454,569	2,628,101	699,309
Depreciation and amortization	175,143	91,790	297,475	183,631
Acquisition expenses	357,411	-	802,899	-
Loss on abandonment of right of use asset	1,437,042	-	1,437,042	-
General and administrative	2,500,381	1,509,417	4,294,390	2,949,257
Total Operating Expenses	14,318,319	3,987,872	20,227,462	7,742,213

LOSS FROM OPERATIONS	(1,262,830)	(1,387,999)	(4,543,516)	(3,576,332)

Other Income (Expense)
Interest income	12,283	1,062	22,379	1,062
Financing costs	(74,738)	(74,504)	(80,003)	(269,186)
Interest expense	(943,392)	(296,708)	(1,170,957)	(557,996)
Loss on extinguishment of debt	(1,747,901)	(948,856)	(1,747,901)	(948,856)
Write-off of acquisition receivable	-	(809,000)	-	(809,000)
Change in fair value of warrant liability	-	(2,127,656)	-	(2,127,656)
Other income (expense)	794	2,880	10,999	5,263
Total Other Income (Expense)	(2,752,954)	(4,252,782)	(2,965,483)	(4,706,369)

NET LOSS BEFORE INCOME TAXES	(4,015,784)	(5,640,781)	(7,508,999)	(8,282,701)

INCOME TAX (EXPENSE) BENEFIT	8,048,478	688,953	8,048,478	1,123,953

NET INCOME (LOSS)	$4,032,694	$(4,951,828)	$539,479	$(7,158,748)

NET INCOME (LOSS) PER COMMON SHARE	$0.11	$(0.99)	$0.03	$(1.43)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.09	$(0.99)	$0.02	$(1.43)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC	36,540,827	5,000,000	21,410,073	5,000,000
DILUTED	46,448,892	5,000,000	26,364,106	5,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	6,111,200	$611	$13,409,328	$(26,725,708)	$(13,315,769)
Stock-based compensation expense	-	-	124,575	-	124,575
Issuance of warrants in connection with notes payable	-	-	1,340,438	-	1,340,438
Net loss	-	-	-	(3,493,215)	(3,493,215)
Balance, March 31, 2021	6,111,200	$611	$14,874,341	$(30,218,923)	$(15,343,971)
Issuance of common stock in connection with acquisition	5,895,973	590	12,263,034	-	12,263,624
Issuance of common stock in connection with public offering	93,111,111	9,311	194,588,189	-	194,597,500
Issuance of stock grants	216,800	22	554,978	-	555,000
Exercise of warrants	1,039,148	104	2,337,979	-	2,338,083
Stock-based compensation expense	-	-	124,575	-	124,575
Net income	-	-	-	4,032,694	4,032,694
Balance, June 30, 2021	106,374,232	$10,638	$224,743,096	$(26,186,229)	$198,567,505

For the Three and Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	4,750,000	$475	$1,079,179	$(5,157,871)	$(4,078,217)
Net loss	-	-	-	(2,206,920)	(2,206,920)
Balance, March 31, 2020	4,750,000	$475	$1,079,179	$(7,364,791)	$(6,285,137)
Issuance of 1847 Holdings warrants in connection with notes payable	-	-	566,711	-	566,711
Forgiveness of related party debt	-	-	137,500	-	137,500
Issuance of 1847 Holdings shares in connection with exercise of warrant	-	-	275,000	-	275,000
Net loss	-	-	-	(4,951,828)	(4,951,828)
Balance, June 30, 2020	4,750,000	$475	$2,058,390	$(12,316,619)	$(10,257,754)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$539,479	$(7,158,748)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	297,475	183,631
Amortization of debt discount	666,927	318,599
Stock-based compensation expense	804,150	-
Loss on extinguishment of debt	1,747,901	948,856
Loss on abandonment of right of use asset	1,437,042	-
Write-off of acquisition receivable	-	809,000
Change in fair value of warrant liability	-	2,127,656
Deferred tax asset	(8,049,978)	(1,123,953)
Non-cash lease expense	340,687	207,883
Changes in operating assets and liabilities:
Receivables	475,812	(214,726)
Vendor deposits	(207,561)	(50,543)
Merchandise inventory	2,313,999	(344,635)
Prepaid expenses and other assets	(1,037,508)	(1,914,049)
Accounts payable and accrued expenses	(4,358,830)	2,003,642
Customer deposits	(1,740,825)	8,267,312
Operating lease liabilities	(214,072)	(207,883)
Net cash provided by (used in) provided by operating activities	(6,985,302)	3,852,042

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(509,428)	(7,000)
Cash paid to Sellers in acquisition, net of cash acquired	(197,623,238)	-
Net cash used in investing activities	(198,132,666)	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity offering	194,597,500	-
Cash received from warrant exercise	2,338,083	-
Proceeds from term note payable	55,216,594	642,500
Repayment on notes payable	(3,321,536)	(181,674)
Payments on finance leases	(4,199)	-
Net payments on lines of credit	-	(814,492)
Net cash provided by (used in) financing activities	248,826,442	(353,566)

NET CHANGE IN CASH AND RESTRICTED CASH	43,708,474	3,491,476
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,911,916	64,470
CASH AND RESTRICTED CASH, END OF PERIOD	$53,620,390	$3,555,946

Cash, cash equivalents, and restricted cash consist of the following:
End of period
Cash and cash equivalents	$45,234,542	$3,555,946
Restricted cash	8,385,848	-
	$53,620,390	$3,555,946
Cash, cash equivalents, and restricted cash consist of the following
Beginning of period
Cash and cash equivalents	$934,729	$64,470
Restricted cash	8,977,187	-
	$9,911,916	$64,470
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,018,317	$170,385
Cash paid for taxes	$697,976	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets acquired	$11,108,055	$-
Right of use liabilities assumed	$11,108,055	$-
Debt discount on notes payable from OID	$910,000	$-
Debt discount, warrants on short-term note payable	$1,340,438	$-
Stock issued in the acquisition of Appliances Connection	$12,263,624	$-
Debt paid off through issuance of new note	$5,616,111	$-
Due to Seller (consideration) settled by vendor deposits	$5,000,000	$-
Conversion of debt through issuance of 1847 Holdings common shares	$-	$275,000
Exercise of warrant liability through issuance of 1847 Holdings non-controlling interest	$-	$118,500
Derecognition of related party debt	$-	$137,500
Adjustment to fair value of goodwill based on final purchase price allocation	$-	$121,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

On October 20, 2020, the Company formed Appliances Connection Inc. (“ACI”) as a wholly owned subsidiary in the State of Delaware.

On June 2, 2021, ACI acquired all of the issued and outstanding capital stock or other equity securities of 1 Stop Electronics Center, Inc., a New York corporation (“1 Stop”), Gold Coast Appliances, Inc., a New York corporation (“Gold Coast”), Superior Deals Inc., a New York corporation (“Superior Deals”), Joe’s Appliances LLC, a New York limited liability company (“Joe’s Appliances”) and YF Logistics LLC, a New Jersey limited liability company (“YF Logistics,” and collectively with 1 Stop, Gold Coast, Superior Deals, and Joe’s Appliances, “Appliances Connection”). See Note 9.

The Company operates a technology-driven e-commerce platform for appliances, furniture, home goods and related products. Since its founding in 1951, the Company has evolved from a local brick and mortar operation serving the St. Louis metro area to a nationwide omni-channel retailer offering the largest online selection of household appliances across all major appliance brands with competitive pricing.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and its consolidated subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the instructions to Article 8 of Regulation S-X.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, ACI, 1 Stop, Gold Coast, Superior Deals, Joe’s Appliances and YF Logistics. All significant intercompany balances and transactions have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

Stock Split

On July 30, 2020, the Company completed a 4,750-for-1 forward stock split of its outstanding common stock. As a result of this stock split, the Company’s issued and outstanding common stock increased from 1,000 to 4,750,000 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of this stock split.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

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

At June 30, 2021, restricted cash includes approximately $300,000 to secure vendor letters of credit and $8,085,848 withheld by credit card processors as security for the Company’s customer refund claims and credit card chargebacks. Cash pledged to secure the letter of credit will be released when the vendor offers the Company credit terms, and the cash held by credit card processors will be released at the discretion of the credit card companies.

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

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

The Company’s performance obligation is to deliver the customer’s order. Each customer order generally contains only one performance obligation based on the merchandise sale to be delivered, at which time revenue is recognized.

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

Substantially all the Company’s sales are to individual retail consumers (homeowners), builders and designers.

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

The Company’s disaggregated revenue by product type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Appliance sales	$56,202,115	$11,533,006	$66,387,297	$19,335,110
Furniture sales	6,172,784	2,768,327	8,487,474	4,050,163
Other sales	1,697,199	983,698	2,894,695	1,576,936
Total	$64,072,098	$15,285,031	$77,769,466	$24,962,209

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

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Receivables

Receivables consists of customer’s balance payments for which the Company extends credit to certain homebuilders and designers based on prior business relationship, and vendor rebate receivables. Vendor rebates receivable represent amounts due from manufactures from whom the Company purchases products. Rebates receivable are stated at the amount that management expects to collect from manufacturers (vendors). Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on the Company’s assessment of the credit history with its manufacturers, it has concluded that there should be no allowance for uncollectible accounts.

The Company historically collects substantially all its trade receivables from customers and bad debt expense has been historically immaterial to the combined financial statements. Uncollectible balances are expensed in the period it is determined to be uncollectible. The Company had no significant concentrations of receivables balances as of June 30, 2021

Merchandise Inventory

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

Property and Equipment

Property and equipment is stated at the historical cost. Maintenance and repairs of property and equipment are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Useful Life (Years)
Furniture and fixtures	7
Machinery and equipment	5-7
Office equipment	5-7
Transportation equipment	5

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during three and six months ended June 30, 2021 and 2020.

Intangible Assets

As of June 30, 2021 and December 31, 2020, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives, or 5 years.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

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

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair values of intangible assets are compared against their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value. Impairments for the three and six months ended June 30, 2021 were $1,437,042 due to an abandonment of certain right of use assets. There were no impairments for the six months ended June 30, 2020.

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles (including right of use assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Impairments for the three and six months ended June 30, 2021 were $1,437,042 due to an abandonment of certain right of use assets and the respective leasehold improvements. There were no impairments for the six months ended June 30, 2020.

Lease Liabilities

Lease liabilities and their corresponding right of use assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. The Company adjusts the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company reviews the right of use asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the right of use asset may not be recoverable. When such events occur, the Company compares the carrying amount of the right of use asset to the undiscounted expected future cash flows related to the right of use asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the right of use asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the right of use asset.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

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

Customer Deposits

Customer deposits represent the amount collected from customers when an order is placed. The deposits are transferred to revenue when the order ships to the customer or returned to the customer if the order is subsequently cancelled.

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

In the second quarter of 2021, the Company acquired Appliances Connection.  Appliances Connection has a history of profitable operations.  As such, the Company determined that it was more likely than not that it would have profitable operations in the future and therefore be able to realize the deferred tax assets and accordingly reversed the allowance for deferred tax assets at June 30, 2021.

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At June 30, 2021 and December 31, 2020, the amount of such accrual was $17,947,165 and $5,804,100. The amount of sales tax liability acquired in the Appliances Connection transaction was $10,975,324 plus accrued interest of $1,042,991, which are included in accounts payable and accrued expenses.

As of June 30, 2021, only one state has notified the Company of a potential sales tax liability of approximately $82,000, all of which was previously accrued.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive securities. For the three and six months ended June 30, 2021, the potentially dilutive securities were warrants for the purchase of 455,560 shares of common stock and options for the purchase of 555,000 shares of common stock. The potentially dilutive securities for the three and six months ended June 30, 2020 were warrants for the purchase of 250,000 shares of common stock. These potentially dilutive securities were excluded from diluted loss per share.

Reclassifications

Certain accounts have been reclassified to conform with classifications adopted in the period ended June 30, 2021. Such reclassifications had no effect on net earnings or financial position.

Impact of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The extent of the COVID-19 pandemic’s continued effect on the Company’s operational and financial performance and those of third parties on which the Company relies will depend on future developments, including the effectiveness of vaccines and other treatments for COVID-19, and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential impacts on its business and financing. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s unaudited condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the unaudited condensed consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

For the six months ended June 30, 2021, the Company incurred operating losses of approximately $4,543,516 and negative cash flow from operations of $6,985,302, but had working capital of $15,530,879. Additionally, the Company had over $45 million of unrestricted cash at June 30, 2021. On June 2, 2021, the Company closed on the acquisition of Appliances Connection. Appliances Connection has historically been profitable, however, only 29 days of their operations are included in results for the three and six months of 2021.

Management has prepared estimates of operations for fiscal years 2021 and 2022 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of these unaudited condensed consolidated financial statements. Additionally, only one month of operations for Appliances Connection, which has operated profitably, are included in the results of operations for the six months ended June 30, 2021.

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

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Recent Accounting Pronouncements

Recently Adopted

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

NOTE 3—RECEIVABLES

At June 30, 2021 and December 31, 2020, receivables consisted of the following:

	June 30, 2021	December 31, 2020
Trade receivables from customers	$11,858,185	$-
Vendor rebates receivable	5,486,634	1,337,791
Credit cards in process of collection	189,207	660,441
Other receivables	3,732,761	-
Total receivables	$21,266,787	$1,998,232

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

NOTE 4—MERCHANDISE INVENTORY

At June 30, 2021 and December 31, 2020, the inventory balances are composed of:

	June 30, 2021	December 31, 2020
Appliances	$19,974,548	$5,285,975
Furniture	486,207	194,852
Other	1,098,268	91,414
Total merchandise inventory	21,559,023	5,572,241

Allowance for inventory obsolescence	(425,000)	(425,000)
Merchandise inventory, net	$21,134,023	$5,147,241

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

Prior to obtaining an open line of credit with a major vendor, the Company paid in advance for its purchases. The vendor did not ship product to the Company until an order was complete. As a result, the vendor held Company funds. A second vendor uses the Company’s vendor deposit account as collateral. Orders from this vendor exceeded the deposit account and the Company prepaid for some orders. Vendor deposits as of June 30, 2021 and December 31, 2020 were $10,755,209 and $547,648, respectively.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Equipment	$69,336	$69,336
Warehouse equipment	374,448	61,070
Furniture and fixtures	8,434	512
Transportation equipment	1,417,047	63,784
Leasehold improvements	216,405	136,931
Construction in progress	509,428	-
Total property and equipment	2,595,098	331,633
Accumulated depreciation	(115,043)	(85,685)
Property and equipment, net	$2,480,055	$245,948

Depreciation expense for the six months ended June 30, 2021 and 2020 was $85,777 and $21,864, respectively.

All property and equipment are pledged to secure the Loans described below (See Note 10).

On June 30, 2021, the Company closed its old warehouse and retail showroom in anticipation of relocating to a new facility. Accordingly, the Company wrote the remaining right of use asset and related leasehold improvements as of that date.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The following provides a breakdown of identifiable intangible assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Customer relationships	$749,000	$749,000
Marketing related - tradename	1,368,000	1,368,000
Total intangible assets	2,117,000	2,117,000
Accumulated amortization	(946,761)	(735,063)
Intangible assets, net	$1,170,239	$1,381,937

In connection with the acquisition of Goedeker, the Company identified intangible assets of $2,117,000, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 2.75 years. Amortization expense for the three months ended June 30, 2021 and 2020 was $10,849 and $80,883, respectively. For the six months ended June 30, 2021 and 2020 amortization expense was $211,698 and $161,766, respectively.

As of June 30, 2021, the estimated annual amortization expense for each of the next five years is as follows:

2021 (remainder of year)	$211,698
2022	423,396
2023	423,396
2024	111,749
Total	$1,170,239

Following is a summary of goodwill:

Balance December 31, 2020	$4,725,689
Preliminary goodwill from acquisition of Appliances Connection	217,382,100
Balance June 30, 2021	$222,107,789

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is schedule of accounts payable and accrued expenses at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Trade accounts payable	$23,939,457	$5,975,486
Sales tax	17,947,165	5,804,100
Accrued payroll liabilities	786,407	492,573
Accrued interest	199,340	10,000
Accrued liability for sales returns	200,000	200,000
Other accrued liabilities	8,825,297	219,556
Total accounts payable and accrued expenses	$51,897,666	$12,701,715

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

NOTE 9—BUSINESS COMBINATION

On October 20, 2020, the Company entered into a securities purchase agreement, which was amended on December 8, 2020 and April 6, 2021 (as amended, the “Purchase Agreement”), with ACI, Appliances Connection and the sellers set forth on Exhibit A thereto (the “Sellers”), pursuant to which ACI agreed to acquire all of the issued and outstanding capital stock or other equity securities of Appliances Connection from the Sellers (the “Acquisition”). The Acquisition was completed on June 2, 2021.

The aggregate purchase price is $222,000,000 (subject to adjustment), consisting of (i) $180,000,000 in cash (subject to adjustment), (ii) 2,333,333 shares of the Company’s common stock having a stated value that is equal to $21,000,000 and (iii) 3,562,640 shares of the Company’s common stock, which is equal to (A) $21,000,000 divided by (B) the average of the closing price of the Company’s common stock (as reported on NYSE American) for the 20 trading days immediately preceding the 3rd trading day prior to the closing date of the Acquisition.

The purchase price was subject to a closing net working capital adjustment provision. Under this provision, the Sellers delivered to ACI a statement setting forth their good faith estimate of the net working capital of Appliances Connection (which excludes accruals for sales tax liabilities). If such estimated net working capital exceeded a target net working capital of ($15,476,941), then ACI was required to make a cash payment to the Sellers that is equal to such excess. If such target net working capital exceeded such estimated net working capital, then the Sellers were required make a cash payment to ACI that is equal to such excess.

Upon execution of the Purchase Agreement, ACI paid a deposit in the amount of $100,000, and upon execution of the first amendment to Purchase Agreement, ACI paid an additional deposit in the amount of $75,000, all of which was credited towards the cash portion of the purchase price at closing.

As a result of these adjustments, the cash portion of the purchase price paid was $212,597,483. The purchase price is also subject to a post-closing net working capital adjustment provision. On or before the 75th day following the closing of the Acquisition, ACI shall deliver to the Sellers a statement setting forth its calculation of the net working capital (as defined in the Purchase Agreement). If such net working capital exceeds the estimated net working capital described above, then within five (5) days after the final determination of such net working capital ACI shall send payment by wire transfer of immediately available funds to the Sellers in an amount equal to such excess. If the estimated net working capital exceeds such net working capital, then within five (5) days the Sellers shall pay to ACI in cash an amount equal to such excess.

The Company accounted for the Acquisition using the acquisition method of accounting in accordance with FASB ASC Topic 805 “Business Combinations”. In accordance with ASC 805, we used our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

The fair value of the purchase consideration issued to Appliances Connection was allocated to the net tangible assets acquired. The Company accounted for the Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The preliminary fair value of the net assets to be acquired is $7,479,007. The excess of the aggregate estimated fair value of the net tangible assets, $217,382,100, has been allocated to provisional goodwill.

The table below represents the estimated preliminary purchase price allocation to the net assets acquired, as well as the associated estimated useful lives of the acquired intangible assets.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Provisional purchase consideration at preliminary fair value:
Cash consideration	$180,000,000
Share issuance	12,263,624
Working capital adjustment paid to sellers	24,060,458
Working capital adjustment payable to sellers	8,537,025
Amount of consideration	$224,861,107

Assets acquired and liabilities assumed at preliminary fair value
Cash	$6,437,220
Accounts receivable	19,744,368
Inventories	18,300,781
Vendor deposits	15,000,000
Other assets	2,194,384
Property and equipment	1,890,968
Right of use operating lease assets	1,833,899
Accounts payable and accrued expenses	(43,673,578)
Customer deposits	(10,673,600)
Finance lease obligation	(215,008)
Operating lease liability	(1,833,899)
Current portion of notes payable	(458,913)
Long term portion of notes payable	(1,067,615)
Net tangible assets acquired	$7,479,007

Total net assets acquired	$7,479,007
Consideration paid	224,861,107
Preliminary goodwill	$217,382,100

Pro forma

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods. Appliances Connection’s revenue and net income for the three and six months ended June 30, 2021 included in the consolidated statement of operations amounted to approximately $47,780,835 and $4,872,936, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales, net	$140,128,696	$91,490,100	$263,086,153	$158,241,719
Net income	$17,288,674	$799,593	$32,898,194	$3,443,584
Basic earnings per share	$0.16	$0.01	$0.31	$0.03
Diluted earnings per share (a)	$0.16	$0.01	$0.31	$0.03

Basic number of shares	105,335,084	105,335,084	105,335,084	105,335,084
Diluted number of shares	105,335,084	105,335,084	105,335,084	105,335,084

(a)	Assumes shares outstanding at offering were outstanding for all periods and that warrant price is equal to the offering price resulting in no diluted shares.

The Company believes that as a result of the Appliances Connection acquisition, it acquired identified intangible assets which will reduce goodwill. The nature and amount of intangible assets acquired will be determined by a valuation report, but the amount of any intangible assets will create an additional deferred tax liability increasing the amount of goodwill as there is no tax basis in goodwill or intangible assets.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

NOTE 10—NOTES PAYABLE

Credit Facilities

On June 2, 2021, the Company and ACI, as borrowers, entered into a credit and guaranty agreement (the “Credit Agreement”) with Appliances Connection and certain other subsidiaries of the Company party thereto from time to time as guarantors (the “Guarantors”), the financial institutions party thereto from time to time (“Lenders”), and Manufacturers and Traders Trust Company, as sole lead arranger, sole book runner, administrative agent and collateral agent (“M&T), pursuant to which the Lenders have agreed to make available to the Company and ACI senior secured credit facilities in the aggregate initial amount of $70,000,000, including (i) a $60,000,000 term loan (the “Term Loan”) and (ii) a $10,000,000 revolving credit facility (the “Revolving Loan”), which revolving credit facility includes a $2,000,000 swingline subfacility (the “Swing Line Loan” and together with the Term Loan and the Revolving Loan, the “Loans”) and a $2,000,000 letter of credit subfacility, in each case, on the terms and conditions contained in the Credit Agreement. On June 2, 2021, the Company borrowed the entire amount of the Term Loan and issued term loan notes to the Lenders in the aggregate principal amount of $60,000,000. As of June 30, 2021, the Company has not made any loans under the Revolving Loan. As of June 30, 2021, the outstanding balance of the Term Loan is $56,311,521, comprised of principal of $60,000,000, net of unamortized loan costs of $3,688,479. Loan costs before amortization include $3,500,000 of lender and placement agent fees and $250,995 of legal other fees. The Company classified $6,000,000 as a current liability and the balance as a long-term liability.

Each of the Loans matures on June 2, 2026. The Loans will bear interest on the unpaid principal amount thereof as follows: (i) if it is a Loan bearing interest at a rate determined by the Base Rate (as defined in the Credit Agreement), then at the Base Rate plus the Applicable Margin (as defined in the Credit Agreement) for such Loan; (ii) if it is a Loan bearing interest at a rate determined by the LIBOR Rate (as defined in the Credit Agreement), then at the LIBOR Rate plus the Applicable Margin for such Loan; and (iii) if it is a Swing Line Loan, then at the rate applicable to Loans bearing interest at a rate determined by the Base Rate. The Term Loan initially bears interest at the LIBOR Rate plus Applicable Margin (3.9%), with an initial interest period of six months. The Company may elect to continue or convert the existing interest rate benchmark for the Term Loan from LIBOR Rate to Base Rate, and may elect the interest rate benchmark for future Revolving Loans as either LIBOR Rate or Base Rate (and, with respect to any Loan made at the LIBOR Rate, may also select the interest period applicable to any such Loan), by notifying M&T and Lenders from time to time in accordance with the provisions of the Credit Agreement. Notwithstanding the foregoing, following an event of default, the Loans will bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable Loan.

The Company must repay the principal amount of the Term Loan in quarterly installments of $1,500,000 each, payable on the last business day of each March, June, September and December, commencing on September 30, 2021. The remaining unpaid principal amount of the Term Loan must be repaid on the maturity date, unless payment is sooner required by the Credit Agreement. Mandatory repayments of amounts borrowed under the Revolving Loan facility are required only if the amount borrowed at any time exceeds the commitment amount. Amounts borrowed under Revolving Loans may be repaid and reborrowed at any time until the maturity date.

The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of insurance or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement.

Under the Credit Agreement, the Company is required to pay certain fees to M&T, including a commitment fee of up to 0.5% per annum with respect to the unused portion of the Lenders’ revolving loan commitments, determined as set forth in the Credit Agreement, and certain fees in connection with the issuance of any letters of credit under the Credit Agreement.

The Credit Agreement contains customary representations, warranties, affirmative and negative financial and other covenants, including leverage ratio and fixed charge coverage ratios, and events of default for loans of this type. The Loans are guaranteed by the Guarantors and are secured by a first priority security interest in substantially all of the assets of the Company, ACI and the Guarantors.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Maturities of the Term Loan are as follows:

For the years ended December 31,	Amount
2021 (remainder of year)	$3,000,000
2022	6,000,000
2023	6,000,000
2024	6,000,000
2025	6,000,000
Thereafter	33,000,000
Total	60,000,000
Less: Loan costs	(3,688,479)
Total	$56,311,521
Amount classified as a current liability	$6,000,000
Amount classified as long-term liability	$50,311,521

Northpoint Loan

On June 3, 2021, the Company entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), pursuant to which Northpoint may from time to time advance funds for the acquisition, financing and/or refinancing by the Company of inventory purchased from Samsung Electronics America, Inc. and/or affiliates and for such other purposes as are acceptable Northpoint. The loan and security agreement provides that Northpoint may establish a credit limit and may adjust such credit limit from time to time; provided that such credit limit does not constitute a commitment or committed line of credit Northpoint. As of June 30, 2021, such credit limit is $1,000,000 and the Company has not borrowed any funds.

The applicable per annum interest rates for a loan, including any default rates, will be determined at the time of the loan. The loan and security agreement contains customary events of default and is secured by a security interest in all of the Company’s inventory (i) that is manufactured, distributed, or sold by Samsung Electronics America, Inc. and/or its affiliates and/or (ii) that bears any trade names, trademarks, or logos of Samsung Electronics America, Inc. and/or its affiliates; all returns, repossessions, exchanges, substitutions, replacements, attachments, parts, accessories and accessions of any of the foregoing; all price protection payments, discounts, rebates, credits, factory holdbacks and incentive payments related to any of the foregoing; supporting obligations to any of the foregoing; and products and proceeds in whatever form of any of the foregoing.

Arvest Loan

On August 25, 2020, the Company entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3,500,000. As of December 31, 2020, the outstanding balance of this loan is $3,185,369 comprised of principal of $3,283,628, net of unamortized loan costs of $98,259. On May 10, 2021, the Company repaid this loan by transferring principal and accrued interest from the restricted cash account.

10% OID Senior Promissory Notes

On March 19, 2021, the Company entered into a securities purchase agreement with two institutional investors, pursuant to which the Company issued to each investor (i) a 10% OID senior secured promissory note in the principal amount of $2,750,000 and (ii) a four-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $12.00, subject to adjustments, which may be exercised on a cashless basis, for a purchase price of $2,500,000 each, or $5,000,000 in the aggregate, the relative fair value of which is $1,340,438 and was recorded as debt discount. After deducting a placement fee and other expenses, the Company received net proceeds of $4,590,000. The original issue discount and warrant expense were amortized as interest expense. On June 2, 2021, the Company repaid these notes in full from the proceeds of the Term Loan. At the time of repayment, the Company wrote off the balance of the debt discount, $1,653,048, as a loss on early extinguishment of debt.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Vehicle Loans

Appliances Connection has financed purchases of transportation vehicles with notes payable which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.59% to 5.74%. As of June 30, 2021, the outstanding balance of these notes is $1,488,620.

Following is a summary of payments due for the succeeding five years:

For the years ended December 31,	Amount
2021 (remainder of year)	$246,761
2022	396,848
2023	363,842
2024	311,979
2025	169,190
Thereafter	-
Total	$1,488,620
Amount classified as a current liability	$455,272
Amount classified as a long-term liability	$1,033,348

NOTE 11—LEASES

Financing Leases

Appliances connection has three finance leases for the acquisition of forklifts. At June 30, 2021, the total amount due on these leases was $210,809.

The Following is a summary of payments due on financing leases for the succeeding five years:

For the years ended December 31,	Amount
2021 (remainder of year)	$36,528
2022	66,284
2023	52,644
2024	35,688
2025 and thereafter	48,960
Total payments	240,104
Less: amount representing interest	(29,295)
Present value of minimum lease payments	$210,809

Operating Leases

On April 5, 2019, the Company entered into a lease agreement with S.H.J., L.L.C for its prior principal office in Ballwin, Missouri. The lease is for a term five (5) years and provides for a base rent of $45,000 per month. In addition, the Company is responsible for all taxes and insurance premiums during the lease term. The lease contains customary events of default.

On January 13, 2021, the Company entered into a lease agreement with Westgate 200, LLC, which was amended on March 31, 2021, for its new principal office and showroom in St. Charles, Missouri. The lease terminates on April 30, 2027, with two (2) options to renew for additional five (5) year periods. The base rent is $20,977 per month until September 30, 2021, and increases to $31,465 per month until April 30, 2022, after which time the base rent increases at approximately 2.5% per year thereafter. The Company must also pay its 43.4% pro rata portion of the property taxes, operating expenses and insurance costs and is also responsible to pay for the utilities used on the premises. The lease contains customary events of default. In connection with the new lease, the Company recorded a right of use asset and liability of $1,954,022 representing the initial present value of future lease payments.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

On June 2, 2021, 1 Stop entered into a new lease agreement with 1870 Bath Ave. LLC, a related party, for the premises located at 1870 Bath Avenue, Brooklyn, NY. The lease is for a term of ten (10) years and provides for a base rent of $74,263 per month during the first year with annual increases to $96,896 during the last year of the term. 1 Stop is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. This lease replaces the prior lease entered into between the parties on September 1, 2018. The initial right of use asset and liability associated with this lease is $8,430,959.

On June 2, 2021, Joe’s Appliances entered into a new lease agreement with 812 5th Ave Realty LLC, a related party, for the premises located at 7812 5th Avenue, Brooklyn, NY. The lease is for a term of ten (10) years and provides for a base rent of $6,365 per month during the first year with annual increases to $8,305 during the last year of the term. Joe’s Appliances is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. This lease replaces the prior lease entered into between the parties on September 1, 2018. The initial right of use asset and liability associated with this lease is $723,074.

On May 31, 2019, YF Logistics entered into a sublease agreement with Dynamic Marketing, Inc. (“DMI”) for its warehouse space in Hamilton, NJ. The initial term of the sublease was for a period commencing on June 1, 2019 and terminating on April 30, 2020, with automatic renewals for successive one year terms until the earlier of (i) termination by either upon thirty (30) days’ prior written notice or (ii) April 30, 2024. The sublease provides for a base rent equal to 71.43% of the base rent paid by DMI under its lease for the premises, plus 71.43% of any taxes, operating expenses, additional charges or any other amounts due by DMI, for a total of $56,250 per month. The initial right of use asset and liability associated with this lease is $3,007,661.

During the three and six months ended June 20, 2021, the Company accrued rent expense of $62,386 and $721,959, respectively. During the three and six months ended June 30, 2020, rent expense was $461,401 and $671,135, respectively.

Supplemental balance sheet information related to leases at June 30, 2021 was as follows:

Operating lease right-of-use assets	$12,822,972

Lease liabilities, current portion	$2,157,010
Lease liabilities, long-term	12,149,107
Total operating lease liabilities	$14,306,117

Weighted average remaining lease term (months)	100

Weighted average discount rate	4.2%

Maturities of the lease liabilities for each of the next five years is as follows:

2021 (remainder of year)	$1,167,967
2022	2,580,999
2023	2,620,008
2024	1,805,142
2025	1,486,525
Thereafter	7,065,391
Total lease payments	$16,726,032

Less imputed interest	(2,419,915)
Total lease liability	$14,306,117

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

On June 30, 2021, the Company closed its old warehouse and retail showroom in anticipation of relocating to a new facility. Accordingly, the Company wrote-off the remaining right of use asset and related leasehold improvements as of that date.

NOTE 12—SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than ten percent of the Company’s revenues and purchases.

For the three and six months ended June 30, 2021, the Company purchased a substantial portion of finished goods from DMI, 55% and 60%, respectively.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 13—RELATED PARTIES

Management Services Agreement

On April 5, 2019, the Company entered into a management services agreement with 1847 Partners LLC (the “Manager”), a company owned and controlled by Ellery W. Roberts, the Company’s chairman and prior significant stockholder, which was amended effective on August 4, 2020. Pursuant to the offsetting management services agreement, as amended, the Company appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500; provided, however, that under certain circumstances specified in the management services agreement, the quarterly fee may be reduced if similar fees payable to the Manager by subsidiaries of the Company’s former parent company, 1847 Holdings LLC, exceed a threshold amount.

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of the Company in connection with performing services under the management services agreement. The Company did not pay any expenses for the three and six months ended June 30, 2021 and 2020.

The Company expensed management fees of $62,500 for the three months ended June 30, 2021 and 2020 and $125,000 for the six months ended June 30, 2021 and 2020.

DMI

The Company is a member of DMI, an appliance purchasing cooperative. DMI purchases consumer electronics and appliances at wholesale prices from various vendors, and then makes such products available to its members, including the Company, who sell such products to end consumers. DMI’s purchasing group arrangement provides its members, including the Company, with leverage and purchasing power with appliance vendors, and increases the Company’s ability to compete with competitors, including big box appliance and electronics retailers. The Company owns an approximate 5% interest in the cooperative. Additionally, Albert Fouerti, who is a member of the Company’s board of directors, is the president of ACI and Appliances Connection, and a former significant stockholder of Appliances Connection prior to the Acquisition, is on the board of DMI. As such, DMI is deemed to be a related party.

At June 30, 2021, vendor rebate deposits due from DMI were $10,009,836. During the three and six months ended June 30, 2021, total purchases from DMI, net of holdbacks, were $26,999,225 and $27,970,121, respectively.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Lease Agreements

As described above, 1 Stop, Joe’s Appliances and Gold Coast have entered into lease agreements with 1870 Bath Ave. LLC, 812 5th Ave Realty LLC and 54 Glen Cove Realty, LLC, respectively. Each of these entities is owned by Albert Fouerti and Elie Fouerti (the vice president of 1 Stop, Joe’s Appliances and Gold Coast and former significant stockholder of each prior to the Acquisition). In addition, YF Logistics has entered into a sublease agreement with DMI. The total rent expense under these related party leases was $148,685 for the period June 2 to June 30, 2021.

NOTE 14—STOCKHOLDERS’ DEFICIT

As of June 30, 2021, the Company was authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. To date, the Company has not designated or issued any shares of preferred stock.

Common Stock

As of June 30, 2021 and December 31, 2020, the Company had 106,374,232 and 6,111,200 shares of common stock issued and outstanding, respectively. Each share entitles the holder thereof to one vote per share on all matters coming before the stockholders of the Company for a vote.

On May 27, 2021, the Company entered into an underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”), relating to a public offering of units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Under the underwriting agreement, the Company agreed to sell 91,111,111 units to the Underwriter, at a purchase price per unit of $2.0925 (the offering price to the public of $2.25 per unit minus the Underwriter’s discount), and also agreed to grant to the Underwriter a 30-day option to purchase up to 2,000,000 additional shares of common stock, at a purchase price of $2.0832 per share, and/or warrants to purchase up to 2,000,000 additional shares of common stock, at a purchase price of $0.0093 per warrant, in any combination thereof, solely to cover over-allotments, if any. The Underwriter exercised its option to purchase 2,000,000 additional warrants on May 28, 2021 and exercised its option to purchase 2,000,000 additional shares on June 3, 2021. The shares of common stock and warrants contained in the units were immediately separable and were issued separately.

On June 2, 2021, the Company sold 91,111,111 shares of common stock and warrants to purchase 93,111,111 shares of common stock for total gross proceeds of $205,020,000. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $194,597,500. The Company used the proceeds of the offering to fund a portion of the purchase price for the Acquisition.

On June 7, 2021, the Company sold 2,000,000 shares of common stock to the Underwriter for total gross proceeds of $4,480,000. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $4,166,400.

During June 2021, 1,039,148 shares of common stock were issued as a result of the exercise of 1,039,148 warrants with proceeds of $2,338,083

On June 2, 2021, the Company issued 5,895,973 shares of common stock to the Sellers in connection with the Acquisition (See Note 9).

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

On June 3, 2021, the Company granted restricted stock awards under the Plan described below to certain directors and officers of the Company for an aggregate of 216,800 shares of common stock valued at $555,000, the value of the stock on the date of grant. All shares were immediately vested.

The Company did not issue any shares of common stock during the three and six months ended June 20, 2020.

Equity Incentive Plan

Effective as of July 30, 2020, the Company established the 1847 Goedeker Inc. 2020 Equity Incentive Plan (the “Plan”) and reserved 555,000 shares of common stock for issuance under the Plan. The Plan was approved by the Company’s board of directors and stockholders on April 21, 2020. On April 9, 2021, the board of directors approved an amendment to the Plan to increase the number of shares of common Stock reserved for issuance under the Plan from 555,000 to 1,000,000 shares. Such increase was approved by the Company’s stockholders effective as of May 13, 2021.

The Plan is administered by compensation committee of the board of directors. The Plan permits the grant of restricted stock, stock options and other forms of incentive compensation to the Company’s officers, employees, directors and consultants. As of June 30, 2021, a total of 228,200 shares of common stock remain available for issuance under the Plan.

During the third and fourth quarters of 2020, the Company issued options for the purchase of 555,000 shares of common stock with a total fair value of $1,848,056. The Company recorded stock option expense related to these options of $113,886 and $227,772 for the three and six months ended June 30, 2021, respectively. The remaining compensation expense of $1,199,998 will be recognized over the remaining vesting period of 37 months.

The following table presents activity relating to stock options for the six months ended June 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2021	555,000	$9.00	9
Granted	-	-	-
Exercised	-	-	-
Forfeited / Cancelled / Expired	-	-	-
Outstanding at June 30, 2021	555,000	$9.00	8.50

Exercisable at June 30, 2021	65,790	$9.00	8.50

As of June 30, 2021, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

Warrants

On August 4, 2020, the Company issued warrants for the purchase of 55,560 shares of common stock to affiliates of the representative in its initial public offering. These warrants are exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, an exercise price of $11.25 per share (subject to customary adjustments), and may also be exercised on a cashless basis if at any time during the term of the warrants the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement.

On March 19, 2021, the Company issued four-year warrants to purchase an aggregate of 400,000 shares of common stock to two investors. These warrants are exercisable at any time and from time to time, in whole or in part, at an exercise price of $12.00 per share (subject to customary adjustments), and may also be exercised on a cashless basis if at any time during the term of the warrants the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

On June 2, 2021, the Company issued warrants to purchase 93,111,111 shares of common stock in the public offering. These warrants are exercisable immediately and expire five years from the date of issuance. The warrants have an exercise price of $2.25 per share, subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock or upon any distributions of assets, including cash, stock or other property to stockholders, and may also be exercised on a cashless basis if at any time during the term of the warrants the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement.

All of the foregoing warrants contain an exercise limitation, pursuant to which a holder will not have the right to exercise any portion of the warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, which such percentage may be increased or decreased to any other percentage not in excess of 9.99% upon 61 days’ notice to the Company.

The following table presents activity relating to the warrants for the six months ended June 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2021	55,560	$11.25	4.5
Granted	93,511,111	2.25	5.0
Exercised	(1,039,148)	2.25	-
Cancelled / Expired	-	-	-
Outstanding at June 30, 2021	92,527,523	$2.30	5.0

NOTE 15—COMMITMENTS AND CONTINGENCIES

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

NOTE 16—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements, except as set forth below.

On July 28, 2021, the Company issued an option under the Plan for the purchase of 150,000 shares of common stock to the Company’s new Chief Financial Officer, Maria Johnson. The option has an exercise price of $3.10 per share and vests with respect to 25% of the shares commencing on July 28, 2022 and on each of the first, second and third anniversaries thereof, respectively, subject to Ms. Johnson’s continuous service to the Company on each applicable vesting date; provided that, in the event of a change in control (as defined in the Plan), the option will vest in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our condensed consolidated financial statements and should be read in conjunction with such condensed consolidated financial statements and notes thereto set forth elsewhere herein.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and the “Company” are to 1847 Goedeker Inc., a Delaware corporation, and its consolidated subsidiaries, Appliances Connection Inc., a Delaware corporation (“ACI”), 1 Stop Electronics Center, Inc., a New York corporation (“1 Stop”), Gold Coast Appliances, Inc., a New York corporation (“Gold Coast”), Superior Deals Inc., a New York corporation (“Superior Deals”), Joe’s Appliances LLC, a New York limited liability company (“Joe’s Appliances”), and YF Logistics LLC, a New Jersey limited liability company (“YF Logistics”). 1 Stop, Gold Coast, Superior Deals, Joe’s Appliances and YF Logistics are sometimes referred to herein as “Appliances Connection.”

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

Overview

We operate a technology-driven e-commerce platform for appliances, furniture, home goods and related products. Since our founding in 1951, we have evolved from a local brick and mortar operation serving the St. Louis metro area to a nationwide omni-channel retailer offering the largest online selection of household appliances across all major appliance brands with competitive pricing. While we still maintain showrooms in the St. Louis area and, following the acquisition described below, in Brooklyn, New York, over 95% of our sales are placed through our websites at www.goedekers.com and www.appliancesconnection.com. Our relentless focus on customer experience encompasses our easy to navigate websites, highly trained call center representatives and sophisticated fulfillment ecosystem.

Our customers span a wide range of demographics, style and budget, which we attract with our efficient digital marketing capabilities and match with our broad product selection. We have invested considerably in our scalable logistics infrastructure, purpose built for the unique demands of the appliance market and see it as a competitive advantage, strengthening as we grow. Our tightly-integrated vendor relationships and order management tools allow us to offer our vast selection of products while holding limited inventory, contributing to strong and improving operating metrics.

On June 2, 2021, we acquired Appliances Connection, a leading retailer of household appliances based in Brooklyn, New York. Appliances Connection has built powerful home-grown logistics technology that can help reduce cycle time and efficiencies for our operations. Appliances Connection brings the relationships, network, and technology necessary to continue economies of scale for our business throughout the United States e-commerce market. We intend to leverage Appliances Connection’s powerful platform to increase speed, reduce costs and increase margins across our entire business.

Impact of Coronavirus Pandemic

Starting in late 2019, a novel strain of the coronavirus, or COVID-19, began to rapidly spread around the world and every state in the United States. Most states and cities have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. Pursuant to restrictions in Missouri, our showroom was closed from April through June of 2020, but our call center and warehouse continued to operate. Since most of our sales are completed online and our call center and warehouse and distribution operations continued to operate, the restrictions put in place in response to the pandemic did not had a materially negative impact on our operations.

However, we are dependent upon suppliers to provide us with all of the products that we sell. The pandemic has impacted and may continue to impact suppliers and manufacturers of certain products. As a result, we have faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

The global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the pandemic. Changing consumer behaviors as a result of the pandemic may also have a material impact on revenue.

Furthermore, the spread of COVID-19 has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect liquidity.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including the effectiveness of vaccines and other treatments for COVID-19, and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	market conditions and our market position; and

●	our ability to successfully integrate the operations of Appliances Connection without business.

Key Financial Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Site Sessions (in millions)	5.3	3.1	7.8	4.5
Order History (in millions)	$105.1	$29.8	$105.7	$45.2

A site session occurs when a person visits our websites. An order occurs when a customer has visited our websites and ordered one or more items and has paid for them. An order is paid for by our customer when the order is placed and booked as revenue by us when the order is shipped.

Total revenues and total orders for any given month may not be equal for two primary reasons: (1) normal customer cancellations and (2) the time required to ship an order and recognize revenue. When there are no supply chain issues, the time from order to shipping is between 20 and 25 days. Thus, an order made after the 10th of the current month will become revenue in the succeeding month, distorting the comparison between a months’ orders and its sales. COVID-19 significantly increased the time between order and shipment, which increased customer cancellations.

Our site sessions increased to approximately 5.3 million in the three months ended June 30, 2021, which included approximately 2.7 million site sessions attributable to Appliances Connection from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to approximately 3.1 million in the three months ended June 30, 2020. These increased site sessions resulted in three-year highs for orders in the three months ended June 30, 2021.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations for the three months ended June 30, 2021 and 2020, in dollars and as a percentage of our net sales.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	% of Net Sales	Amount	% of Net Sales
Products sales, net	$64,072,098	100.00%	$15,285,031	100.00%
Cost of goods sold	51,016,609	79.62%	12,685,158	82.99%
Gross profit	13,055,489	20.38%	2,599,873	17.01%
Operating expenses
Personnel	4,821,168	7.52%	1,040,189	6.81%
Advertising	2,931,815	4.58%	891,907	5.84%
Bank and credit card fees	2,095,359	3.27%	454,569	2.97%
Depreciation and amortization	175,143	0.27%	91,790	0.60%
Acquisition expenses	357,411	0.56%	-	-
Loss on abandonment of right of use asset	1,437,042	2.25%	-	-
General and administrative	2,500,381	3.90%	1,509,417	9.88%
Total operating expenses	14,318,319	22.35%	3,987,872	26.09%
Loss from operations	(1,262,830)	(1.97)%	(1,387,999)	(9.08)%
Other income (expense)
Interest income	12,283	0.02%	1,062	0.01%
Financing costs	(74,738)	(0.12)%	(74,504)	(0.49)%
Interest expense	(943,392)	(1.47)%	(296,708)	(1.94)%
Loss on extinguishment of debt	(1,747,901)	(2.73)%	(948,856)	(6.21)%
Write-off of acquisition receivable	-	-	(809,000)	(5.29)%
Change in fair value of warrant liability	-	-	(2,127,656)	(13.92)%
Other income	794	-	2,880	0.02%
Total other income (expense)	(2,752,954)	(4.30)%	(4,252,782)	(27.82)%
Net loss before income taxes	(4,015,784)	(6.27)%	(5,640,781)	(36.90)%
Income tax benefit (expense)	8,048,478	12.56%	688,953	4.51%
Net income (loss)	$4,032,694	6.29%	$(4,951,828)	(32.40)%

Product sales, net. We generate revenue from the retail sale of home furnishings, including appliances, furniture, home goods and related products. Our product sales were $64,072,098 for the three months ended June 30, 2021, which included $47,780,835 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $15,285,031 for the three months ended June 30, 2020, an increase of $48,787,067, or 319.18%. Excluding Appliances Connection, our product sales increased by $1,006,232, or 6.58%. This increase is due to increased sales volume to meet appliance and furniture demand resulting from increased advertising, which has a direct impact on customer orders and shipped sales.

During the three months ended June 30, 2021, we experienced delays in getting products from manufacturers due to continued supply chain issues related to the COVID-19 pandemic, which resulted in cancellations of some customer orders. For the three months ended June 30, 2021, we estimate that cancellations caused by shipping delays approximated $11.5 million based on the historical ratio of shipped sales to customer orders of approximately 80.7% for the three most recent pre COVID-19 years (2017 to 2019) to the actual ratio of approximately 47.3% in the three months ended June 30, 2021.

Our revenue by sales type is as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	%	Amount	%
Appliance sales	$56,202,115	87.72%	$11,533,006	75.45%
Furniture sales	6,172,784	9.63%	2,768,327	18.11%
Other sales	1,697,199	2.65%	983,698	6.44%
Total	$64,072,098	100.00%	$15,285,031	100.00%

The percentage of furniture sales declined in the 2021 period as compared to the 2020 period as furniture sales comprised a lower percentage of Appliances Connection’s sales (3.27%) as compared to the Company (28.18%).

Cost of goods sold. Our cost of goods sold consists of the cost of purchased merchandise plus the cost of delivering merchandise and, where applicable, installation, net of promotional rebates and other incentives received from vendors. Our cost of goods sold was $51,016,609 for the three months ended June 30, 2021, which included $37,661,999 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $12,685,158 for the three months ended June 30, 2020, an increase of $38,331,451, or 302.18%. Excluding Appliances Connection, our cost of goods sold increased by $669,452, or 5.28%. As a percentage of net sales, cost of goods sold was 79.62% (or 81.97% excluding Appliances Connection) and 82.99% for the three months ended June 30, 2021 and 2020, respectively. Such decrease was due to impact of the acquisition of Appliances Connection, which has a lower cost of goods sold as a percentage of revenue than the Company. Excluding Appliances Connection, our cost of goods sold as a percentage of net sales decreased slightly due to a change in product mix with furniture sales, which have lower costs, comprising a larger percentage of our net sales in the 2021 period.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $13,055,489 for the three months ended June 30, 2021, which included $10,118,836 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $2,599,873 for the three months ended June 30, 2020, an increase of $10,455,616, or 402.16%. Excluding Appliances Connection, our gross profit increased by $336,780, or 12.95%. Our gross margin (gross profit as a percentage of net sales) was 20.38% (or 18.03% excluding Appliances Connection) and 17.01% for the three months ended June 30, 2021 and 2020, respectively. Such increase was primarily due to the impact of the acquisition of Appliances Connection. Excluding Appliances Connection, our gross margin increased slightly due to the change in product mix described above.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, training costs and stock compensation expense. Our personnel expenses were $4,821,168 for the three months ended June 30, 2021, which included $1,951,705 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $1,040,189 for the three months ended June 30, 2020, an increase of $3,780,979, or 363.49%. Excluding Appliances Connection, our personnel expenses increased by $1,829,274, or 175.86%. As a percentage of net sales, personnel expenses were 7.52% (or 17.61% excluding Appliances Connection) and 6.81% for the three months ended June 30, 2021 and 2020, respectively. Such increase is the result of hiring the senior management team and support staff needed because of increased customer orders. Additionally, during the 2021 period, we incurred stock compensation expenses of $679,575 that we did not have in the 2020 period.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $2,931,815 for the three months ended June 30, 2021, which included $913,533 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $891,907 for the three months ended June 30, 2020, an increase of $2,039,908, or 228.71%. Excluding Appliances Connection, our advertising expenses increased by $1,126,375, or 126.29%. As a percentage of net sales, advertising expenses were 4.58% (or 12.39% excluding Appliances Connection) and 5.84% for the three months ended June 30, 2021 and 2020, respectively. The increase relates to an increase in advertising spending to drive traffic to our website.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card payments made by customers. Our bank and credit card fees were $2,095,359 for the three months ended June 30, 2021, which included $1,573,462 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $454,569 for the three months ended June 30, 2020, an increase of $1,640,790, or 360.96%. Excluding Appliances Connection, our bank and credit card fees increased by $67,328 or 14.81%. As a percentage of net sales, bank and credit card fees were 3.27% (or 3.20% excluding Appliances Connection) and 2.97% for the three months ended June 30, 2021 and 2020, respectively. These fees are based on customer orders that are paid with a credit card (substantially all orders), so the increase was largely due to the increase in customer orders. We pay a credit card fee for each order, regardless of whether that order is shipped or cancelled by customer.

Depreciation and amortization. Depreciation and amortization was $175,143, or 0.27% of net sales, for the three months ended June 30, 2021, which included $52,812 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $91,790, or 0.60% of net sales, for the three months ended June 30, 2020.

Acquisition expenses. During the three months ended June 30, 2021, we incurred expenses related to the acquisition of Appliances Connection in the amount of $357,411.

Loss on abandonment of right of use asset. During the three months ended June 30, 2021, we incurred a loss in the amount of $1,437,042 related to the closure of our old warehouse and showroom and write-off of related leasehold improvements.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, unremitted sales tax, and other expenses incurred in connection with general operations. Our general and administrative expenses were $2,500,381 for the three months ended June 30, 2021, which included $703,723 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $1,509,417 for the three months ended June 30, 2020, an increase of $990,964, or 65.65%. Excluding Appliances Connection, our general and administrative expenses increased by $287,241, or 19.03%. As a percentage of net sales, general and administrative expenses were 3.90% (or 11.03% excluding Appliances Connection) and 9.88% for the three months ended June 30, 2021 and 2020, respectively. The increase was largely due to increased directors and officers insurance expenses, fees to our independent directors, and legal, audit and other professional fees in connection with becoming a public company in August 2020, as well as consulting fees to upgrade our online shopping cart, fees for our Electronic Data Interchange initiative, and other consulting fees.

Total other income (expense). We had $2,752,954 in total other expense, net, for the three months ended June 30, 2021, which included other expense, net, of $50,665 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to total other expense, net, of $4,252,782 for the three months ended June 30, 2020. Total other expense, net, for the three months ended June 30, 2021 consisted of interest expense of $943,392, financing costs of $74,738 and a loss on extinguishment of debt of $1,747,901, offset by interest income of $12,283 and other income of $794. Total other expense, net, for the three months ended June 30, 2020 consisted of interest expense of $296,708, financing costs of $74,504, a loss on extinguishment of debt of $948,856, a loss on acquisition working capital receivable of $809,000, and change in the warrant liability of $2,127,656, offset by interest income of $1,062 and other income of $2,880.

Income tax benefit (expense). We had an income tax net benefit of $8,048,478 for the three months ended June 30, 2021, as compared to an income tax benefit of $688,953 for the three months ended June 30, 2020. The tax benefit arose from the elimination of the allowance for the deferred tax asset. The acquisition of Appliances Connection on June 2, 2021 makes it more likely than not that the Company will be profitable, and will be able to utilize previously derived net operating losses.

Net income (loss). As a result of the cumulative effect of the factors described above, we had net income of $4,032,694 for the three months ended June 30, 2021, which include a net income of $4,872,936 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to a net loss of $4,951,828 for the three months ended June 30, 2020, an increase of $8,984,522, or 181.44%. Excluding Appliances Connection, net loss decreased by $4,111,586, or 83.03%.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations for the six months ended June 30, 2021 and 2020, in dollars and as a percentage of our net sales.

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	% of Net Sales	Amount	% of Net Sales
Products sales, net	$77,769,466	100.00%	$24,962,209	100.00%
Cost of goods sold	62,085,520	79.83%	20,796,328	83.31%
Gross profit	15,683,946	20.17%	4,165,881	16.69%
Operating expenses
Personnel	6,752,492	8.68%	2,351,673	9.42%
Advertising	4,015,063	5.16%	1,558,343	6.24%
Bank and credit card fees	2,628,101	3.38%	699,309	2.80%
Depreciation and amortization	297,475	0.38%	183,631	0.74%
Acquisition expenses	802,899	1.03%	-	-
Loss on abandonment of right of use asset	1,437,042	1.85%	-	-
General and administrative	4,294,390	5.52%	2,949,257	11.81%
Total operating expenses	20,227,462	26.01%	7,742,213	31.02%
Loss from operations	(4,543,516)	(5.84)%	(3,576,332)	(14.33)%
Other income (expense)
Interest income	22,379	0.03%	1,062	-
Financing costs	(80,003)	(0.10)%	(269,186)	(1.08)%
Interest expense	(1,170,957)	(1.51)%	(557,996)	(2.24)%
Loss on extinguishment of debt	(1,747,901)	(2.25)%	(948,856)	(3.80)%
Write-off of acquisition receivable	-	-	(809,000)	(3.24)%
Change in fair value of warrant liability	-	-	(2,127,656)	(8.52)%
Other income	10,999	0.01%	5,263	0.02%
Total other income (expense)	(2,965,483)	(3.81)%	(4,706,369)	(18.85)%
Net loss before income taxes	(7,508,999)	(9.66)%	(8,282,701)	(33.18)%
Income tax benefit (expense)	8,048,478	10.35%	1,123,953	4.50%
Net income (loss)	$539,479	0.69%	$(7,158,748)	(28.68)%

Product sales, net. Our product sales were $77,769,466 for the six months ended June 30, 2021, which included $47,780,835 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $24,962,209 for the six months ended June 30, 2020, an increase of $52,807,257, or 211.55%. Excluding Appliances Connection, our product sales increased by $5,026,422 or 20.1%. This increase is due to increased sales volume to meet appliance and furniture demand resulting from increased advertising, which has a direct impact on customer orders and shipped sales.

During the six months ended June 30, 2021, we experienced delays in getting products from manufacturers due to continued supply chain issues related to the COVID-19 pandemic, which resulted in cancellations of some customer orders. For the six months ended June 30, 2021, we estimate that cancellations caused by shipping delays approximated $22.5 million based on the historical ratio of shipped sales to customer orders of approximately 80.7% for the three most recent pre COVID-19 years (2017 to 2019) to the actual ratio of approximately 46.1% in the six months ended June 30, 2021.

Our revenue by sales type is as follows:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	%	Amount	%
Appliance sales	$66,387,297	85.37%	$19,335,110	77.46%
Furniture sales	8,487,474	10.91%	4,050,163	16.23%
Other sales	2,894,695	3.72%	1,576,936	6.32%
Total	$77,769,466	100.00%	$24,962,209	100.00%

The percentage of furniture sales declined in the 2021 period as compared to the 2020 period as furniture sales comprised a lower percentage of Appliances Connection’s sales (3.27%) compared to the Company (23.01%).

Cost of goods sold. Our cost of goods sold was $62,085,520 for the six months ended June 30, 2021, which included $37,661,999 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $20,796,328 for the six months ended June 30, 2020, an increase of $41,289,192, or 198.54%. Excluding Appliances Connection, our cost of goods sold increased by $3,627,193, or 17.4%. As a percentage of net sales, cost of goods sold was 79.83% (or 81.44% excluding Appliances Connection) and 83.31% for the six months ended June 30, 2021 and 2020, respectively. Such decrease was due to impact of the acquisition of Appliances Connection, which has a lower cost of goods sold than the Company.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $15,683,946 for the six months ended June 30, 2021, which included $10,118,836 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $4,165,881 for the six months ended June 30, 2020, an increase of $11,518,065, or 276.49%. Excluding Appliances Connection, our gross profit increased by $1,399,229, or 33.6%%. Our gross margin (gross profit as a percentage of net sales) was 20.17% (or 18.56% excluding Appliances Connection) and 16.69% for the six months ended June 30, 2021 and 2020, respectively. Such increase was primarily due to the impact of the acquisition of Appliances Connection, as well as a change in product mix with furniture sales, which have higher margins, comprising a larger percentage of our net sales in the 2021 period.

Personnel expenses. Our personnel expenses were $6,752,492 for the six months ended June 30, 2021, which included $1,951,705 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $2,351,673 for the six months ended June 30, 2020, an increase of $4,400,819, or 187.14%. Excluding Appliances Connection, our personnel expenses increased by $2,449,114, or 104.1%. As a percentage of net sales, personnel expenses were 8.68% (or 16.01% excluding Appliances Connection) and 9.42% for the six months ended June 30, 2021 and 2020, respectively. Such increase is the result of hiring the senior management team and support staff needed because of increased customer orders. Additionally, during the 2021 period, we incurred stock compensation expenses of $804,150 that we did not have in the 2020 period.

Advertising expenses. Our advertising expenses were $4,015,063 for the six months ended June 30, 2021, which included $913,533 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $1,558,343 for the six months ended June 30, 2020, an increase of $2,456,720, or 157.65%. Excluding Appliances Connection, our advertising expenses increased by $1,543,187, or 99.00%. As a percentage of net sales, advertising expenses were 5.16% (or 10.34% excluding Appliances Connection) and 6.24% for the six months ended June 30, 2021 and 2020, respectively. The increase relates to an increase in advertising spending to drive traffic to our website.

Bank and credit card fees. Our bank and credit card fees were $2,628,101 for the six months ended June 30, 2021, which included $1,573,462 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $699,309 for the six months ended June 30, 2020, an increase of $1,928,792, or 275.81%. Excluding Appliances Connection, our bank and credit card fees increased by $355,330, or 50.81%. As a percentage of net sales, bank and credit card fees were 3.38% (or 3.52% excluding Appliances Connection) and 2.80% for the six months ended June 30, 2021 and 2020, respectively. These fees are based on customer orders that are paid with a credit card (substantially all orders), so the increase was largely due to the increase in customer orders. We pay a credit card fee for each order, regardless of whether that order is shipped or cancelled by customer.

Depreciation and amortization. Depreciation and amortization was $297,475, or 0.38% of net sales, for the six months ended June 30, 2021, which included $52,812 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $183,631, or 0.74% of net sales, for the six months ended June 30, 2020.

Acquisition expenses. During the six months ended June 30, 2021, we incurred expenses related to the acquisition of Appliances Connection in the amount of $802,899.

Loss on abandonment of right of use asset. During the six months ended June 30, 2021, we incurred a loss in the amount of $1,437,042 related to the closure of our old warehouse and showroom and write-off of related leasehold improvements.

General and administrative expenses. Our general and administrative expenses were $4,294,390 for the six months ended June 30, 2021, which included $703,723 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $2,949,257 for the six months ended June 30, 2020, an increase of $1,345,133, or 45.61%. Excluding Appliances Connection, our general and administrative expenses increased by $641,410, or 21.75%. As a percentage of net sales, general and administrative expenses were 5.52% (or 11.97% excluding Appliances Connection) and 11.81% for the six months ended June 30, 2021 and 2020, respectively. The increase was largely due to increased directors and officers insurance expenses, fees to our independent directors, and legal, audit and other professional fees in connection with becoming a public company in August 2020, as well as consulting fees to upgrade our online shopping cart, fees for our Electronic Data Interchange initiative, and other consulting fees.

Total other income (expense). We had $2,965,483 in total other expense, net, for the six months ended June 30, 2021, which included other expense, net, of $50,665 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to total other expense, net, of $4,706,369 for the six months ended June 30, 2020. Total other expense, net, for the three months ended June 30, 2021 consisted of interest expense of $1,170,957, financing costs of $80,003 and a loss on extinguishment of debt of $1,747,901, offset by interest income of $22,379 and other income of $10,999. Total other expense, net, for the six months ended June 30, 2020 consisted of interest expense of $557,996, financing costs of $269,186, a loss on extinguishment of debt of $948,856, a loss on acquisition working capital receivable of $809,000, and change in the warrant liability of $2,127,656, offset by interest income of $1,062 and other income of $5,263.

Income tax benefit (expense). We had an income tax net benefit of $8,048,478 for the six months ended June 30, 2021, as compared to an income tax benefit of $1,123,953 for the six months ended June 30, 2020. The tax benefit arose from the elimination of the allowance for the deferred tax asset. The acquisition of Appliances Connection on June 2, 2021 makes it more likely than not that the Company will be profitable, and will be able to utilize previously derived net operating losses.

Net income (loss). As a result of the cumulative effect of the factors described above, we had net income of $539,479 for the six months ended June 30, 2021, which include a net income of $4,872,936 from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to a net loss of $7,158,748 for the six months ended June 30, 2020, an increase of $7,698,227, or 107.54%. Excluding Appliances Connection, net loss decreased by $2,828,291, or 39.47%.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $45,234,542 and restricted cash of $8,385,848. We have relied on cash on hand, external bank lines of credit, proceeds from our public offerings described below, issuance of third party and related party debt and the issuance of notes to support cashflow from operations.

For the six months ended June 30, 2021, the Company incurred operating losses of approximately $4,543,516 and negative cash flow from operations of $6,985,302, but had working capital of $15,530,879. Additionally, the Company had over $45 million of unrestricted cash at June 30, 2021. On June 2, 2021, the Company closed on the acquisition of Appliances Connection. Appliances Connection has historically been profitable, however, only 29 days of their operations are included in results for the three and six months of 2021.

Management has prepared estimates of operations for fiscal years 2021 and 2022 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of this report. Additionally, only one month of operations for Appliances Connection, which has operated profitably, are included in the results of operations for the six months ended June 30, 2021.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(6,985,302)	$3,852,042
Net cash used in investing activities	(198,132,666)	(7,000)
Net cash provided by (used in) financing activities	248,826,442	(353,566)
Net change in cash and restricted cash	43,708,474	3,491,476
Cash and restricted cash, beginning of period	9,911,916	64,470
Cash and restricted cash, end of period	$53,620,390	$3,555,946

Our net cash used in operating activities was $6,985,302 for the six months ended June 30, 2021, which included $8,947,315 in net cash provided by operating activities from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to $3,852,042 net cash provided by operating activities for the six months ended June 30, 2020. For the six months ended June 30, 2021, our net income of $539,479, a decrease in inventory of $2,313,999, non-cash expenses for early extinguishment of debt of $1,747,901 and an impairment loss of $1,437,042, offset by a decrease in accounts payable and accrued expenses of $4,358,830, customer deposits of $1,740,825, prepaid expenses and other current assets of $1,037,508, and an increase in deferred tax asset of $8,049,978, represent the primary drivers for cash used in operations. For the six months ended June 30, 2020, our net loss of $7,158,748, a decrease in prepaid expenses and other assets of $1,914,049 and deferred tax assets of $1,123,953, offset by an in customer deposits of $8,267,312, an increase in accounts payable and accrued expenses of $2,003,642, and a change in fair value of warrant liability of $2,127,656, were the primary drivers of the net cash provided by operating activities.

Our net cash used in investing activities was $198,132,666 for the six months ended June 30, 2021, as compared to $7,000 for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 consisted of cash paid in the acquisition of Appliances Connection of $197,623,238 and purchases of property and equipment of $509,428. Net cash used in investing activities for the for the six months ended June 30, 2020 consisted of entirely purchases of property and equipment. Appliances Connection did not have any investing activities for the six months ended June 30, 2021.

Our net cash provided by financing activities was $248,826,442 for the six months ended June 30, 2021, which included $42,107 in net cash used in financing activities from Appliances Connection for the period from June 2, 2021 (date of acquisition) to June 30, 2021, as compared to net cash used in financing activities of $353,566 for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds from the public offering described below of $194,597,500, proceeds from the exercise of warrants of $2,335,083, proceeds from the term loan described below of $55,216,594, offset by repayment on notes payable of $ 3,321,536. Net cash used in financing activities for the six months ended June 30, 2020 consisted of net payments on lines of credit of $814,492 and repayment on notes payable of $181,674, offset by proceeds from a paycheck protection plan loan of $642,600.

Public Offering

On May 27, 2021, we entered into an underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”), relating to a public offering of units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Under the underwriting agreement, we agreed to sell 91,111,111 units to the Underwriter, at a purchase price per unit of $2.0925 (the offering price to the public of $2.25 per unit minus the Underwriter’s discount), and also agreed to grant to the Underwriter a 30-day option to purchase up to 2,000,000 additional shares of common stock, at a purchase price of $2.0832 per share, and/or warrants to purchase up to 2,000,000 additional shares of common stock, at a purchase price of $0.0093 per warrant, in any combination thereof, solely to cover over-allotments, if any. The Underwriter exercised its option to purchase 2,000,000 additional warrants on May 28, 2021 and exercised its option to purchase 2,000,000 additional shares on June 3, 2021. The shares of common stock and warrants contained in the units were immediately separable and were issued separately.

On June 2, 2021, we sold 91,111,111 shares of common stock and warrants to purchase 93,111,111 shares of common stock to the Underwriter for total gross proceeds of $205,020,000. After deducting the underwriting commission and expenses, we received net proceeds of approximately $190,481,100.

On June 7, 2021, we sold 2,000,000 shares of common stock to the Underwriter for total gross proceeds of $4,480,000. After deducting the underwriting commission and expenses, we received net proceeds of approximately $4,166,400.

As of June 30, 2021, an aggregate of 1,039,148 warrants were converted to common stock at $2.25 per share, yielding proceeds of $2,338,083.

We used to the proceeds of this offering to fund a portion of the purchase price for the acquisition of Appliances Connection.

Private Placement

On March 19, 2021, we entered into a securities purchase agreement with two institutional investors, pursuant to which we issued to each investor (i) a 10% OID senior secured promissory note in the principal amount of $2,750,000 and (ii) a four-year warrant to purchase 200,000 shares of our common stock at an exercise price of $12.00, subject to adjustments, which may be exercised on a cashless basis, for a purchase price of $2,500,000 each, or $5,000,000 in the aggregate. After deducting a placement fee and other expenses, we received net proceeds of $4,590,000. On June 2, 2021, we repaid these notes in full from the proceeds of the term loan described below.

Credit Facilities

On June 2, 2021, the Company and ACI, as borrowers, entered into a credit and guaranty agreement with Appliances Connection and certain other subsidiaries party thereto from time to time as guarantors (the “Guarantors”), the financial institutions party thereto from time to time (“Lenders”), and Manufacturers and Traders Trust Company, as sole lead arranger, sole book runner, administrative agent and collateral agent (“M&T), pursuant to which the Lenders have agreed to make available to the Company and ACI senior secured credit facilities in the aggregate initial amount of $70,000,000, including (i) a $60,000,000 term loan (the “Term Loan”) and (ii) a $10,000,000 revolving credit facility (the “Revolving Loan”), which revolving credit facility includes a $2,000,000 swingline subfacility (the “Swing Line Loan” and together with the Term Loan and the Revolving Loan, the “Loans”) and a $2,000,000 letter of credit subfacility, in each case, on the terms and conditions contained in the credit and guaranty agreement. On June 2, 2021, we borrowed the entire amount of the Term Loan and issued term loan notes to the Lenders in the aggregate principal amount of $60,000,000. As of June 30, 2021, we have not made any loans under the Revolving Loan. As of June 30, 2021, the outstanding balance of the Term Loan is $56,311,521, comprised of principal of $60,000,000 net of unamortized loan costs of $3,688,479. We have classified $6,000,000 as a current liability and the balance as a long-term liability.

Each of the Loans matures on June 2, 2026. The Loans will bear interest on the unpaid principal amount thereof as follows: (i) if it is a Loan bearing interest at a rate determined by the base rate (as defined in the credit and guaranty agreement), then at the base rate plus the applicable margin (as defined in the credit and guaranty agreement) for such Loan; (ii) if it is a Loan bearing interest at a rate determined by the LIBOR rate (as defined in the credit and guaranty agreement), then at the LIBOR rate plus the applicable margin for such Loan; and (iii) if it is a Swing Line Loan, then at the rate applicable to Loans bearing interest at a rate determined by the base rate. The Term Loan initially bears interest at the LIBOR rate plus applicable margin (3.9%), with an initial interest period of six months. We may elect to continue or convert the existing interest rate benchmark for the Term Loan from LIBOR rate to base rate, and may elect the interest rate benchmark for future Revolving Loans as either LIBOR rate or base rate (and, with respect to any Loan made at the LIBOR rate, may also select the interest period applicable to any such Loan), by notifying M&T and Lenders from time to time in accordance with the provisions of the credit and guaranty agreement. Notwithstanding the foregoing, following an event of default, the Loans will bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable Loan.

We must repay the principal amount of the Term Loan in quarterly installments of $1,500,000 each, payable on the last business day of each March, June, September and December, commencing on September 30, 2021. The remaining unpaid principal amount of the Term Loan must be repaid on the maturity date, unless payment is sooner required by the credit and guaranty agreement. Mandatory repayments of amounts borrowed under the Revolving Loan facility are required only if the amount borrowed at any time exceeds the commitment amount.

The credit and guaranty agreement contains customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. The Loans are guaranteed by the Guarantors and are secured by a first priority security interest in substantially all of the assets of the Company, ACI and the Guarantors.

Vehicle Loans

Appliances Connection has financed purchases of transportation vehicles with notes payable which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.59% to 5.74%. As of June 30, 2021, the outstanding balance of these notes is $1,488,620.

Financing Leases

Appliances Connection has three finance leases for the acquisition of forklifts. At June 30, 2021, the total amount due on these leases was $210,809.

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

We expensed management fees of $62,500 for the three months ended June 30, 2021 and 2020 and $125,000 for the six months ended June 30, 2021 and 2020.

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

Leases

On April 5, 2019, the Company entered into a lease agreement with S.H.J., L.L.C for its prior principal office in Ballwin, Missouri. The lease is for a term five (5) years and provides for a base rent of $45,000 per month. In addition, the Company is responsible for all taxes and insurance premiums during the lease term. The lease contains customary events of default.

On January 13, 2021, the Company entered into a lease agreement with Westgate 200, LLC, which was amended on March 31, 2021, for its new principal office and showroom in St. Charles, Missouri. The lease terminates on April 30, 2027, with two (2) options to renew for additional five (5) year periods. The base rent is $20,977 per month until September 30, 2021, and increases to $31,465 per month until April 30, 2022, after which time the base rent increases at approximately 2.5% per month every year. The Company must also pay its 43.4% pro rata portion of the property taxes, operating expenses and insurance costs and is also responsible to pay for the utilities used on the premises. The lease contains customary events of default.

On June 2, 2021, 1 Stop entered into a new lease agreement with 1870 Bath Ave. LLC, a related party, for the premises located at 1870 Bath Avenue, Brooklyn, NY. The lease is for a term of ten (10) years and provides for a base rent of $74,263 per month during the first year with annual increases to $96,896.37 during the last year of the term. 1 Stop is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default.

On June 2, 2021, Joe’s Appliances entered into a new lease agreement with 812 5th Ave Realty LLC, a related party, for the premises located at 7812 5th Avenue, Brooklyn, NY. The lease is for a term of ten (10) years and provides for a base rent of $6,365.40 per month during the first year with annual increases to $8,305.40 during the last year of the term. Joe’s Appliances is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default.

On May 31, 2019, YF Logistics entered into a sublease agreement with Dynamic Marketing, Inc. (“DMI”) for its warehouse space in Hamilton, NJ. The initial term of the sublease was for a period commencing on June 1, 2019 and terminating on April 30, 2020, with automatic renewals for successive one year terms until the earlier of (i) termination by either upon thirty (30) days’ prior written notice or (ii) April 30, 2024. The sublease provides for a base rent equal to 71.43% of the base rent paid by DMI under its lease for the premises, plus 71.43% of any taxes, operating expenses, additional charges or any other amounts due by DMI, for a total of $56,250 per month.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021.

During the three and six months ended June 30, 2021, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended June 30, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of shares of our common stock during the three months ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended June 30, 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)

3.2	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)

4.1	Warrant Agent Agreement, dated May 27, 2021, between 1847 Goedeker Inc. and American Stock Transfer & Trust Company, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2021)

4.2	Common Stock Purchase Warrant issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2021)

4.3	Common Stock Purchase Warrant issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 25, 2021)

4.4	Form of Representative’s Warrant for Initial Public Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2020)

10.1	Amendment to Employment Letter Agreement, dated June 3, 2021, between 1847 Goedeker Inc. and Douglas T. Moore (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 9, 2021)

10.2	Loan and Security Agreement, dated June 3, 2021, between 1847 Goedeker Inc. and Northpoint Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2021)

10.3	Credit and Guaranty Agreement, dated June 2, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, certain other subsidiaries party thereto from time to time as guarantors, the financial institutions party thereto from time to time, and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2021)

10.4	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Manufacturers and Traders Trust Company on June 2, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 3, 2021)

10.5	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to First Horizon Bank on June 2, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 3, 2021)

10.6	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Sterling National Bank on June 2, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 3, 2021)

10.7	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to BankUnited N.A. on June 2, 2021 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 3, 2021)

10.8	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Manufacturers and Traders Trust Company on June 2, 2021 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 3, 2021)

10.9	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to First Horizon Bank on June 2, 2021 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 3, 2021)

10.10	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Sterling National Bank on June 2, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 3, 2021)

10.11	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to BankUnited N.A. on June 2, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on June 3, 2021)

10.12	Pledge and Security Agreement, dated June 2, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and such other subsidiaries from time to time a party thereto, in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 3, 2021)

10.13	Lease, dated June 2, 2021, between 1870 Bath Ave. LLC and 1 Stop Electronics Center, Inc. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 3, 2021)

10.14	Lease, dated June 2, 2021, between 7812 5th Ave Realty LLC and Joe’s Appliances LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 3, 2021)

10.15	Amendment No. 2 to Securities Purchase Agreement, dated April 6, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2021)

10.16	Independent Director Agreement, dated May 18, 2021, between 1847 Goedeker Inc. and Alan P. Shor (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 3, 2021)

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2021	1847 GOEDEKER INC.

/s/ Douglas T. Moore
Name: Douglas T. Moore
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Barry
Name: Robert D. Barry
Title: Chief Accounting Officer
(Principal Accounting Officer)