Form 10-Q
period 2021-09-30
1847 Goedeker Inc.
filed 2021-11-15
CIK 1810140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 12, 2021, there were 106,387,332 shares of the registrant’s common stock issued and outstanding.

1847 GOEDEKER INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 GOEDEKER INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 GOEDEKER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27,175	$935
Restricted cash	8,011	8,977
Receivables	24,018	1,998
Vendor deposits	12,134	548
Merchandise inventory, net	37,779	5,147
Prepaid expenses and other current assets	6,058	635
Total Current Assets	115,175	18,240
Property and equipment, net	2,520	246
Operating lease right-of-use assets, net	12,319	1,578
Goodwill	183,768	4,726
Intangible assets, net	47,858	1,382
Other long-term assets	344	45
TOTAL ASSETS	$361,984	$26,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$68,013	$12,702
Customer deposits	18,382	21,879
Current portion of notes payable, net	6,425	663
Current portion finance lease liability	41	-
Current portion of operating lease liabilities	2,127	451
Contingent note payable	188	-
Total Current Liabilities	95,176	35,695
Notes payable, net of current portion	49,940	2,522
Finance lease liability, net of current portion	153	-
Operating lease liabilities, net of current portion	11,628	1,128
Deferred income taxes payable, net	3,042	-
Contingent note payable	-	188
TOTAL LIABILITIES	159,939	39,533
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2021 or December 31, 2020	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 106,387,332 and 6,111,200 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	11	1
Additional paid-in capital	224,904	13,409
Accumulated deficit	(22,870)	(26,726)
Total Stockholders’ Equity (Deficit)	202,045	(13,316)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$361,984	$26,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales, net	$141,867	$13,435	$219,637	$38,397
Cost of goods sold	110,495	11,265	172,581	32,061
Gross profit	31,372	2,170	47,056	6,336

Operating Expenses
Personnel	8,547	2,162	15,300	4,514
Advertising	3,715	1,433	7,730	2,991
Bank and credit card fees	4,918	575	7,546	1,274
Depreciation and amortization	3,610	93	3,908	277
Acquisition expenses	62	-	865	-
Loss on abandonment of right of use asset	-	-	1,437	-
General and administrative	4,018	1,451	8,311	4,400
Total Operating Expenses	24,870	5,714	45,097	13,456

INCOME (LOSS) FROM OPERATIONS	6,502	(3,544)	1,959	(7,120)

Other Income (Expense)
Interest income	34	1	57	2
Financing costs	(200)	(488)	(280)	(758)
Interest expense	(899)	(229)	(2,070)	(787)
Loss on extinguishment of debt	-	(807)	(1,748)	(1,756)
Write-off of acquisition receivable	-	-	-	(809)
Change in fair value of warrant liability	-	-	-	(2,128)
Other income (expense)	8	2	19	7
Total Other Income (Expense)	(1,057)	(1,521)	(4,022)	(6,229)

NET INCOME (LOSS) BEFORE INCOME TAXES	5,445	(5,065)	(2,063)	(13,349)

INCOME TAX (EXPENSE) BENEFIT	(2,129)	838	5,919	1,962

NET INCOME (LOSS)	$3,316	$(4,227)	$3,856	$(11,387)

NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.74)	$0.08	$(2.17)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.74)	$0.06	$(2.17)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC	106,387,331	5,736,774	50,047,045	5,247,384
DILUTED	131,787,293	5,736,774	61,816,085	5,247,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands)

For the Three and Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	6,111	$1	$13,409	$(26,726)	$(13,316)
Stock-based compensation expense	-	-	125	-	125
Issuance of warrants in connection with notes payable	-	-	1,340	-	1,340
Net loss	-	-	-	(3,493)	(3,493)
Balance, March 31, 2021	6,111	$1	$14,874	$(30,219)	$(15,344)
Issuance of common stock in connection with acquisition	5,896	1	12,263	-	12,264
Issuance of common stock in connection with public offering	93,111	9	194,588	-	194,597
Issuance of stock grants	217	-	555	-	555
Exercise of warrants	1,039	-	2,338	-	2,338
Stock-based compensation expense	-	-	125	-	125
Net income	-	-	-	4,033	4,033
Balance, June 30, 2021	106,374	$11	$224,743	$(26,186)	$198,568
Exercise of warrants	13	-	29	-	29
Stock-based compensation expense	-	-	132	-	132
Net income	-	-	-	3,316	3,316
Balance, September 30, 2021	106,387	$11	$224,904	$(22,870)	$202,045

For the Three and Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	4,750	$-	$1,079	$(5,158)	$(4,079)
Net loss	-	-	-	(2,207)	(2,207)
Balance, March 31, 2020	4,750	$-	$1,079	$(7,365)	$(6,286)
Issuance of 1847 Holdings warrants in connection with notes payable	-	-	567	-	567
Forgiveness of related party debt	-	-	138	-	138
Issuance of 1847 Holdings shares in connection with conversion of notes payable	-	-	275	-	275
Net loss	-	-	-	(4,952)	(4,952)
Balance, June 30, 2020	4,750	$-	$2,059	$(12,317)	$(10,258)
Issuance of common stock for cash	1,111	-	8,602	-	8,602
Issuance of common stock in connection with exercise of warrant	250	-	2,250	-	2,250
Issuance of options	-	-	281	-	281
Issuance of 1847 Holdings shares in connection with conversion of notes payable	-	-	100	-	100
Net loss	-	-	-	(4,227)	(4,227)
Balance, September 30, 2020	6,111	$1	$13,292	$(16,544)	$(3,252)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,856	$(11,387)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,908	277
Amortization of debt discount	854	677
Stock-based compensation expense	936	281
Loss on extinguishment of debt	1,748	1,756
Loss on abandonment of right of use asset	1,437
Write-off of acquisition receivable	-	809
Change in fair value of warrant liability	-	2,128
Deferred tax expense	(6,464)	(1,962)
Non-cash lease expense	845	314
Changes in operating assets and liabilities:
Receivables	(2,616)	521
Vendor deposits	(1,586)	(253)
Merchandise inventory	(11,665)	(1,707)
Prepaid expenses and other assets	(3,709)	(989)
Accounts payable and accrued expenses	11,796	4,306
Customer deposits	(16,891)	12,926
Operating lease liabilities	(765)	(314)
Net cash provided by (used in) provided by operating activities	(18,316)	7,383

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(693)	(51)
Cash paid to sellers in acquisition of Appliances Connection, net of cash acquired	(201,515)	-
Cash paid to seller in acquisition of Appliance Gallery	(1,420)	-
Net cash used in investing activities	(203,628)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity offering	194,598	8,602
Cash received from warrant exercise	2,368	-
Proceeds from term note payable, net	55,217	643
Repayment on notes payable	(4,944)	(2,047)
Payments on convertible notes payable	-	(771)
Payments on finance leases	(21)	-
Net payments on lines of credit	-	(1,339)
Cash paid for financing costs	-	(105)
Net cash provided by financing activities	247,218	4,983

NET CHANGE IN CASH AND RESTRICTED CASH	25,274	12,315
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,912	64
CASH AND RESTRICTED CASH, END OF PERIOD	$35,186	$12,379

Cash, cash equivalents, and restricted cash consist of the following:
End of period
Cash and cash equivalents	$27,175	$3,467
Restricted cash	8,011	8,912
	$35,186	$12,379
Cash, cash equivalents, and restricted cash consist of the following
Beginning of period
Cash and cash equivalents	$935	$64
Restricted cash	8,977	-
	$9,912	$64
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,623	$820
Cash paid for taxes	$2,480	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use assets acquired and liabilities assumed	$11,108	$-
Debt discount on notes payable from OID	$2,310	$-
Debt discount, warrants on short-term note payable	$1,340	$-
Stock issued in the acquisition of Appliances Connection	$12,264	$-
Debt paid off through issuance of new note	$5,616	$-
Due to Seller (consideration) settled by vendor deposits	$5,000	$-
Conversion of debt through issuance of 1847 Holdings common shares	$-	$375
Exercise of warrant liability through issuance of 1847 Holdings non-controlling interest	$-	$119
Derecognition of related party debt	$-	$138
Adjustment to fair value of goodwill based on final purchase price allocation	$-	$122
Conversion of warrant liability into common stock	$-	$2,250
Issuance of note payable to repay Seller note	$-	$3,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Goedeker Inc. (“1847 Goedeker”) was formed under the laws of the State of Delaware on January 10, 2019 for the sole purpose of acquiring the business of Goedeker Television Co. Prior to the acquisition, 1847 Goedeker did not have any operations other than operations relating to its incorporation and organization.

On April 5, 2019, 1847 Goedeker acquired substantially all the assets and assumed substantially all the liabilities of Goedeker Television Co., a Missouri corporation (“Goedeker”). As a result of this transaction, 1847 Goedeker acquired the former business of Goedeker and continues to operate this business.

On October 20, 2020, 1847 Goedeker formed Appliances Connection Inc. (“ACI”) as a wholly owned subsidiary in the State of Delaware.

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

On July 6, 2021, 1847 Goedeker formed AC Gallery Inc. (“AC Gallery”) as a wholly owned subsidiary in the State of Delaware.

On July 29, 2021, AC Gallery acquired substantially all the assets and assumed substantially all the liabilities of Appliance Gallery, Inc., a retail appliance store in Largo, FL (“Appliance Gallery”). As a result of this transaction, AC Gallery acquired the former business of Appliance Gallery and continues to operate this business. See Note 9.

1847 Goedeker and its consolidated subsidiaries (collectively, the “Company”) operate an industry leading e-commerce destination for appliances, furniture, and home goods. Through its June 2021 acquisition of Appliances Connection, the Company created one of the largest pure-play online retailers of household appliances in the United States. With warehouse fulfillment centers in the Northeast and Midwest, as well as showrooms in Brooklyn, New York, St. Louis, Missouri, and Largo, Florida the Company offers one-stop shopping for national and global brands. The Company carries many household name-brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and also carries many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Jenn-Air and Viking, among others. The Company also sells furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the instructions to Article 8 of Regulation S-X.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of 1847 Goedeker and its consolidated subsidiaries, ACI, 1 Stop, Gold Coast, Superior Deals, Joe’s Appliances, YF Logistics and AC Gallery. All significant intercompany balances and transactions have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

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

At September 30, 2021, restricted cash includes approximately $0.2 million to secure vendor letters of credit and $7.8 million withheld by credit card processors as security for the Company’s customer refund claims and credit card chargebacks. Cash pledged to secure the letter of credit will be released when the vendor offers the Company credit terms, and the cash held by credit card processors will be released at the discretion of the credit card companies.

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

Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, the Company’s products, which generally occurs when the customer assumes the risk of loss. The risk of loss shifts to the customer at different times depending on the method of delivery. The Company delivers products to its customers in three possible ways. The first way is through a shipment of the products through a third-party carrier from the Company’s warehouse to the customer (a “Company Shipment”). The second way is through a shipment of the products through a third-party carrier from a warehouse other than the Company’s warehouse to the customer (a “Drop Shipment”) and the third way is where the Company itself delivers the products to the customer and often also installs the product (a “Local Delivery”). In the case of a Local Delivery, the Company loads the product on to its own trucks and delivers and installs the product at the customer’s location. When a product is delivered through a Local Delivery, risk of loss passes to the customer at the time of installation and revenue is recognized upon installation at the customer’s location. In the case of a Company Shipment and a Drop Shipment, the delivery to the customer is made free on board, or FOB, shipping point (whether from the Company’s warehouse or a third party’s warehouse). Therefore, risk of loss and title transfers to the customer once the products are shipped (i.e., leaves the Company’s warehouse or a third-party’s warehouse). After shipment and prior to delivery, the customer is able to redirect the product to a different destination, which demonstrates the customer’s control over the product once shipped. Once the risk of loss has shifted to the customer, the Company has satisfied its performance obligation and the Company recognizes revenue.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

The Company’s disaggregated revenue by product type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Appliance sales	$130,837	$8,992	$197,416	$28,327
Furniture sales	5,880	3,555	14,393	7,605
Other sales	5,150	888	7,828	2,465
Total	$141,867	$13,435	$219,637	$38,397

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

The Company historically collects substantially all its trade receivables from customers and bad debt expense has been historically immaterial to the condensed consolidated financial statements. Uncollectible balances are expensed in the period it is determined to be uncollectible. The Company had no significant concentrations of receivables balances as of September 30, 2021 and December 31, 2020.

Merchandise Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on an average item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during three and nine months ended September 30, 2021 and 2020.

Intangible Assets

As of September 30, 2021 and December 31, 2020, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives, or 5 years.

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

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The fair values of intangible assets are compared against their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value. Impairments for the nine months ended September 30, 2021 were $1.4 million due to an abandonment of certain right of use assets. There were no impairments for the nine months ended September 30, 2020.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles (including right of use assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no impairments for the nine months ended September 30, 2021 and 2020.

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

Customer Deposits

Customer deposits represent the amount collected from customers when an order is placed. The deposits are transferred to revenue when the order ships to the customer or returned to customer if the order is subsequently cancelled.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At September 30, 2021 and December 31, 2020, the amount of such accrual was $18.2 million and $5.8 million, respectively. The amount of sales tax liability acquired in the Appliances Connection transaction was $11.0 million plus accrued interest of $1.0 million, which are included in accounts payable and accrued expenses.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive securities. For the three and nine months ended September 30, 2021, the potentially dilutive securities were warrants for the purchase of 92,514,423 shares of common stock and options for the purchase of 705,000 shares of common stock. At September 30, 2020 there were warrants for the purchase of 55,560 shares of common stock and options for the purchase of 483,158 shares of common stock. These potentially dilutive securities were excluded from diluted loss per share. For the three and nine months ended September 30, 2021, 25,413,437 and 11,773,834 of shares from the above option and warrants were included in the dilutive earnings per share, respectively.

Reclassifications

Certain accounts have been reclassified to conform with classifications adopted in the period ended September 30, 2021. Such reclassifications had no effect on net earnings or financial position.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

For the nine months ended September 30, 2021, the Company had operating profit of $2.0 million, $18.3 million of cash flow used in operations, and working capital of $20.0 million. Additionally, the Company had $27.2 million of unrestricted cash at September 30, 2021. On June 2, 2021, the Company completed the acquisition of Appliances Connection. Appliances Connection has historically been profitable; however, less than 4 months of their operations are included in results for the nine months ended September 30, 2021.

Management has prepared estimates of operations for fiscal years 2021 and 2022 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for at least one year from the date of the filing of these unaudited condensed consolidated financial statements.

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

SEPTEMBER 30, 2021 AND 2020

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

NOTE 3—RECEIVABLES

At September 30, 2021 and December 31, 2020, receivables consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Trade receivables from customers	$12,551	$-
Vendor rebates receivable	7,499	1,338
Credit cards in process of collection	135	660
Other receivables	3,833	-
Total receivables	$24,018	$1,998

NOTE 4—MERCHANDISE INVENTORY

At September 30, 2021 and December 31, 2020, the inventory balances are composed of the following (in thousands):

	September 30, 2021	December 31, 2020
Appliances	$34,317	$5,286
Furniture	1,903	195
Other	1,984	91
Total merchandise inventory	38,204	5,572
Allowance for inventory obsolescence	(425)	(425)
Merchandise inventory, net	$37,779	$5,147

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

Vendor deposits as of September 30, 2021 and December 31, 2020 were $12.1 million and $0.5 million, respectively.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Equipment	$88	$69
Warehouse equipment	374	61
Furniture and fixtures	8	1
Transportation equipment	1,418	64
Leasehold improvements	216	137
Construction in progress	693	-
Total property and equipment	2,797	332
Accumulated depreciation	(277)	(86)
Property and equipment, net	$2,520	$246

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $0.2 million and $0.03 million, respectively.

All property and equipment are pledged to secure the Loans described below (See Note 10).

On June 30, 2021, the Company closed its old warehouse and retail showroom in anticipation of relocating to a new facility. Accordingly, the Company wrote the remaining right of use asset and related leasehold improvements as of that date.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The following provides a breakdown of identifiable intangible assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Customer relationships	$26,549	$749
Marketing related - tradename	25,704	1,368
Total intangible assets	52,253	2,117
Accumulated amortization	(4,395)	(735)
Intangible assets, net	$47,858	$1,382

In connection with the acquisition of Goedeker, the Company identified intangible assets of $2.1 million, representing trade names and customer relationships. For the Appliances Connection acquisition, the Company preliminarily identified intangible assets of trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5.0 years. Amortization expense for the three months ended September 30, 2021 and 2020 was $3.4 million and $0.08 million, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense was $3.7 million and $0.2 million, respectively.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

At September 30, 2021, estimated annual amortization expense for each of the next five years is as follows (in thousands):

2021 (remainder of year)	$2,613
2022	10,451
2023	10,451
2024	10,139
2025	10,027
Thereafter	4,177
Total	$47,858

Following is a summary of goodwill (in thousands):

Balance December 31, 2020	$4,726
Preliminary goodwill from acquisition of Appliances Connection	177,875
Preliminary goodwill from acquisition of Appliances Gallery	1,167
Balance September 30, 2021	$183,768

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is schedule of accounts payable and accrued expenses at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts payable	$37,845	$5,975
Sales tax	23,836	5,804
Accrued payroll liabilities	1,527	493
Accrued interest	210	10
Accrued liability for sales returns	200	200
Other accrued liabilities	4,395	220
Total accounts payable and accrued expenses	$68,013	$12,702

NOTE 9—BUSINESS COMBINATIONS

Appliances Connection

On October 20, 2020, the Company entered into a securities purchase agreement, which was amended on December 8, 2020 and April 6, 2021 (as amended, the “AC Purchase Agreement”), with ACI, Appliances Connection and the sellers set forth on Exhibit A thereto (the “Sellers”), pursuant to which ACI agreed to acquire all of the issued and outstanding capital stock or other equity securities of Appliances Connection from the Sellers (the “AC Acquisition”). The AC Acquisition was completed on June 2, 2021.

The aggregate purchase price is $222.0 million (subject to adjustment), consisting of (i) $180.0 million in cash (subject to adjustment), (ii) 2,333,333 shares of the Company’s common stock having a stated value that is equal to $21.0 million and (iii) 3,562,640 shares of the Company’s common stock, which is equal to (A) $21.0 million divided by (B) the average of the closing price of the Company’s common stock (as reported on NYSE American) for the 20 trading days immediately preceding the 3rd trading day prior to the closing date of the AC Acquisition.

The purchase price was subject to a closing net working capital adjustment provision and a post-closing net working capital adjustment provision. As a result of these adjustments, the cash portion of the purchase price paid was $212.6 million.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

The Company accounted for the AC Acquisition using the acquisition method of accounting in accordance with FASB ASC Topic 805 “Business Combinations”. In accordance with ASC 805, the Company used its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

The fair value of the purchase consideration issued to Appliances Connection was allocated to the net tangible assets acquired. The Company accounted for the AC Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The preliminary fair value of the net assets to be acquired is $47.0 million. The excess of the aggregate estimated fair value of the net tangible assets, $177.9 million, has been allocated to provisional goodwill.

The table below represents the estimated preliminary purchase price allocation to the net assets acquired, as well as the associated estimated useful lives of the acquired intangible assets.

Provisional purchase consideration at preliminary fair value (in thousands):
Cash consideration	$180,000
Share issuance	12,264
Working capital adjustment paid to sellers	27,597
Working capital adjustment due to sellers	5,000
Amount of consideration	$224,861

Assets acquired and liabilities assumed at preliminary fair value
Cash	$5,897
Accounts receivable	19,403
Inventories	20,484
Vendor deposits	15,000
Other assets	2,194
Property and equipment	1,891
Right of use operating lease assets	1,834
Customer relationships	25,800
Marketing related - tradename	24,336
Accounts payable and accrued expenses	(43,633)
Customer deposits	(13,138)
Finance lease obligation	(215)
Net deferred tax liabilities	(9,506)
Operating lease liability	(1,834)
Notes payable	(1,527)
Total net assets acquired	$46,986
Consideration paid	224,861
Preliminary goodwill	$177,875

Appliance Gallery

On July 6, 2021, AC Gallery entered into an asset purchase agreement, which was amended on July 21, 2021 and July 29, 2021 (as amended, the “Gallery Purchase Agreement”), with Appliance Gallery, pursuant to which AC Gallery agreed to acquire substantially all the assets and assumed substantially all the liabilities of Appliance Gallery (the “Gallery Acquisition”). The Gallery Acquisition was completed on July 29, 2021.

Pursuant to the Gallery Purchase Agreement, the total purchase price is $1.7 million in cash, subject to certain adjustments at closing. As a result of these adjustments, the purchase price paid at closing was $1.4 million.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

The Company accounted for the Gallery Acquisition using the acquisition method of accounting in accordance with FASB ASC Topic 805 “Business Combinations”. In accordance with ASC 805, the Company used its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

The fair value of the purchase consideration issued to Appliances Gallery was allocated to the net tangible assets acquired. The Company accounted for the Gallery Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The preliminary fair value of the net assets to be acquired was $0.3 million. The excess of the aggregate estimated fair value of the net tangible assets, plus $0.02 million of seller expenses paid by the Company, of $1.2 million has been allocated to provisional goodwill.

The table below represents the estimated preliminary purchase price allocation to the net assets acquired, as well as the associated estimated useful lives of the acquired intangible assets.

Provisional purchase consideration at fair value (in thousands):
Cash consideration	$1,420
Amount of consideration	$1,420
Assets acquired and liabilities assumed at preliminary fair value
Inventory	483
Prepaid assets	6
Property and equipment	19
Customer deposits	(255)
Net tangible assets acquired	$253

Total net assets acquired	$253
Consideration paid	1,420
Preliminary goodwill	$1,167

Pro forma

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the AC Acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods. Appliances Connection revenue and net income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 was $129.3 million and $15.1 million and $177.1 million and $20.0 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Product sales, net	$141,867	$102,201	$404,953	$260,443
Net income (loss)	$3,946	$(657)	$31,128	$(3,196)
Amortization of intangibles included in net income (loss) (b)	$2,507	$2,507	$7,520	$7,520
Basic earnings per share	$0.04	$(0.01)	$0.31	$(0.03)
Diluted earnings per share (a)	$0.03	$(0.01)	$0.31	$(0.03)

Basic number of shares	106,387,331	105,335,084	105,335,084	105,335,084
Diluted number of shares	131,787,293	105,335,084	105,335,084	105,335,084

(a)	Assumes shares outstanding at offering were outstanding for all periods and that warrant price is equal to the offering price resulting in no diluted shares.

(b)	Represents amortization of the identified intangible assets acquired in the Appliances Connection acquisition.

(c)	Appliance Gallery pro forma is not included in the table above as it was determined to be immaterial.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

The Company believes that as a result of the Appliances Connection acquisition, it acquired identified intangible assets which will reduce goodwill. The nature and amount of intangible assets acquired will be determined by a valuation report, but the amount of any intangible assets will create an additional deferred tax liability increasing the amount of goodwill as there is no tax basis in goodwill or intangible assets. The Company estimates that goodwill will increase by approximately $9.5 million for the tax effect of net assets acquired.

NOTE 10—NOTES PAYABLE

Credit Facilities

On June 2, 2021, the Company and ACI, as borrowers, entered into a credit and guaranty agreement (the “Credit Agreement”) with Appliances Connection and certain other subsidiaries of the Company party thereto from time to time as guarantors (the “Guarantors”), the financial institutions party thereto from time to time (“Lenders”), and Manufacturers and Traders Trust Company, as sole lead arranger, sole book runner, administrative agent and collateral agent (“M&T), pursuant to which the Lenders have agreed to make available to the Company and ACI senior secured credit facilities in the aggregate initial amount of $70.0 million, including (i) a $60.0 million term loan (the “Term Loan”) and (ii) a $10.0 million revolving credit facility (the “Revolving Loan”), which revolving credit facility includes a $2.0 million swingline subfacility (the “Swing Line Loan” and together with the Term Loan and the Revolving Loan, the “Loans”) and a $2.0 million letter of credit subfacility, in each case, on the terms and conditions contained in the Credit Agreement. On June 2, 2021, the Company borrowed the entire amount of the Term Loan and issued term loan notes to the Lenders in the aggregate principal amount of $60.0 million. As of September 30, 2021, the Company has not made any loans under the Revolving Loan. As of September 30, 2021, the outstanding balance of the Term Loan is $55.0 million, comprised of principal of $58.5 million, net of unamortized loan costs of $3.5 million. Loan costs before amortization included $3.5 million of lender and placement agent fees and $0.3 million of legal other fees. The Company classified $6.0 million as a current liability and the balance as a long-term liability.

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

The Company must repay the principal amount of the Term Loan in quarterly installments of $1.5 million each, payable on the last business day of each March, June, September and December, commencing on September 30, 2021. The remaining unpaid principal amount of the Term Loan must be repaid on the maturity date, unless payment is sooner required by the Credit Agreement. Mandatory repayments of amounts borrowed under the Revolving Loan facility are required only if the amount borrowed at any time exceeds the commitment amount. Amounts borrowed under Revolving Loans may be repaid and reborrowed at any time until the maturity date.

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

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

Maturities of the Term Loan are as follows (in thousands):

For the years ended December 31,	Amount
2021 (remainder of year)	$1,500
2022	6,000
2023	6,000
2024	6,000
2025	6,000
Thereafter	33,000
Total	58,500
Less: Loan costs	(3,501)
Total	$54,999
Amount classified as a current liability	$6,000
Amount classified as long-term liability	$48,999

Northpoint Loan

On June 3, 2021, the Company entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), pursuant to which Northpoint may from time to time advance funds for the acquisition, financing and/or refinancing by the Company of inventory purchased from Samsung Electronics America, Inc. and/or affiliates and for such other purposes as are acceptable Northpoint. The loan and security agreement provides that Northpoint may establish a credit limit and may adjust such credit limit from time to time; provided that such credit limit does not constitute a commitment or committed line of credit Northpoint. As of September 30, 2021, such credit limit is $1.0 million and the Company has not borrowed any funds.

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

Arvest Loan

On August 25, 2020, the Company entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3.5 million. As of December 31, 2020, the outstanding balance of this loan is $3.2 million, comprised of principal of $3.3 million, net of unamortized loan costs of $0.1 million. On May 10, 2021, the Company repaid this loan by transferring principal and accrued interest from the restricted cash account.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

10% OID Senior Promissory Notes

On March 19, 2021, the Company entered into a securities purchase agreement with two institutional investors, pursuant to which the Company issued to each investor (i) a 10% OID senior secured promissory note in the principal amount of $2.8 million and (ii) a four-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $12.00 (subject to adjustments), which may be exercised on a cashless basis, for a purchase price of $2.5 million each, or $5.0 million in the aggregate, the relative fair value of which is $1.3 million and was recorded as debt discount. After deducting a placement fee and other expenses, the Company received net proceeds of $4.6 million. The original issue discount and warrant expense were amortized as interest expense. On June 2, 2021, the Company repaid these notes in full from the proceeds of the Term Loan. At the time of repayment, the Company wrote off the balance of the debt discount, $1.7 million, as a loss on early extinguishment of debt.

Vehicle Loans

The Company has financed purchases of transportation vehicles with notes payable which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.59% to 5.74%. As of September 30, 2021, the outstanding balance of these notes is $1.4 million.

Following is a summary of payments due for the succeeding five years (in thousands):

For the years ended December 31,	Amount
2021 (remainder of year)	$124
2022	397
2023	364
2024	312
2025	169
Total	$1,366
Amount classified as a current liability	$425
Amount classified as a long-term liability	$941

NOTE 11—LEASES

Financing Leases

The Company has three finance leases for the acquisition of forklifts. At September 30, 2021, the total amount due on these leases was $0.2 million.

The Following is a summary of payments due on financing leases for the succeeding five years (in thousands):

For the years ended December 31,	Amount
2021 (remainder of year)	$26
2022	66
2023	53
2024	36
2025 and thereafter	49
Total payments	230
Less: amount representing interest	(36)
Present value of minimum lease payments	$194

Operating Leases

On April 5, 2019, the Company entered into a lease agreement with S.H.J., L.L.C for its prior principal office in Ballwin, Missouri. The lease is for a term five (5) years and provides for a base rent of $45,000 per month. In addition, the Company is responsible for all taxes and insurance premiums during the lease term. The lease contains customary events of default.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

On January 13, 2021, the Company entered into a lease agreement with Westgate 200, LLC, which was amended on March 31, 2021, for its new principal office and showroom in St. Charles, Missouri. The lease terminates on April 30, 2027, with two (2) options to renew for additional five (5) year periods. The base rent is $20,977 per month until September 30, 2021, and increases to $31,465 per month until April 30, 2022, after which time the base rent increases at approximately 2.5% per year thereafter. The Company must also pay its 43.4% pro rata portion of the property taxes, operating expenses and insurance costs and is also responsible to pay for the utilities used on the premises. The lease contains customary events of default. In connection with the new lease, the Company recorded a right of use asset and liability of $2.0 million representing the initial present value of future lease payments.

On June 2, 2021, 1 Stop entered into a new lease agreement with 1870 Bath Ave. LLC, a related party, for the premises located at 1870 Bath Avenue, Brooklyn, NY. The lease is for a term of ten (10) years and provides for a base rent of $74,263 per month during the first year with annual increases to $96,896 during the last year of the term. 1 Stop is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. This lease replaces the prior lease entered into between the parties on September 1, 2018. The initial right of use asset and liability associated with this lease is $8.4 million.

On June 2, 2021, Joe’s Appliances entered into a new lease agreement with 812 5th Ave Realty LLC, a related party, for the premises located at 7812 5th Avenue, Brooklyn, NY. The lease is for a term of ten (10) years and provides for a base rent of $6,365 per month during the first year with annual increases to $8,305 during the last year of the term. Joe’s Appliances is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. This lease replaces the prior lease entered into between the parties on September 1, 2018. The initial right of use asset and liability associated with this lease is $0.7 million.

On May 31, 2019, YF Logistics entered into a sublease agreement with Dynamic Marketing, Inc. (“DMI”) for its warehouse space in Hamilton, NJ. The initial term of the sublease was for a period commencing on June 1, 2019 and terminating on April 30, 2020, with automatic renewals for successive one year terms until the earlier of (i) termination by either upon thirty (30) days’ prior written notice or (ii) April 30, 2024. The sublease provides for a base rent equal to 71.43% of the base rent paid by DMI under its lease for the premises, plus 71.43% of any taxes, operating expenses, additional charges or any other amounts due by DMI, for a total of $56,250 per month. The initial right of use asset and liability associated with this lease is $3.0 million.

On July 29, 2021, AC Gallery entered into a lease agreement with Tom’s Flooring, LLC for the showroom and warehouse located in Largo, Florida. The lease is for a term of four (4) months commencing on September 1, 2021 and ending on December 31, 2021 and provides for a case rent of $6,500 per month. AC Gallery must also pay its one-third (1/3) pro rata portion of the common area maintenance charges, utilities and sales taxes. The lease contains customary events of default. The lease is short term and therefore not recorded as a right of use asset and liability.

During the three and nine months ended September 30, 2021, the Company had rent expense of $0.6 million and $0.1 million, respectively. During the three and nine months ended September 30, 2020, the Company had rent expense of $0.1 million and $0.4 million, respectively.

Supplemental balance sheet information related to leases at September 30, 2021 was as follows (in thousands):

Operating lease right-of-use assets	$12,319

Lease liabilities, current portion	$2,127
Lease liabilities, long-term	11,628
Total operating lease liabilities	$13,755

Weighted average remaining lease term (months)	91

Weighted average discount rate	4.4%

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Maturities of the lease liabilities for each of the next five years is as follows (in thousands):

2021 (remainder of year)	$559
2022	2,581
2023	2,620
2024	1,805
2025	1,487
Thereafter	7,065
Total lease payments	16,117
Less imputed interest	(2,362)
Total lease liability	$13,755

On June 30, 2021, the Company closed an old warehouse and retail showroom in anticipation of relocating to a new facility. Accordingly, the Company wrote-off $1.4 million representing the remaining right of use asset and related leasehold improvements as of that date.

On September 9, 2021, the Company entered into a warehouse agreement for a new warehouse in Somerset, NJ.  The warehouse agreement is for a term of 26 months commencing on October 1, 2021 and ending November 29, 2023, unless the master lease for the premises is terminated earlier. The monthly storage fee is $136,274 for the first year, $140,274 for the second year, and $144,573 for the last two months. The Company also paid a security deposit of $272,549.  The right of use asset and liability associated with this operating lease are $3.5 million.

NOTE 12—SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than ten percent of the Company’s revenues and purchases.

For the three and nine months ended September 30, 2021, the Company purchased a substantial portion of finished goods from DMI, 79% and 66%, respectively.

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

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of the Company in connection with performing services under the management services agreement. The Company did not pay any expenses for the three and nine months ended September 30, 2021 and 2020.

The Company expensed management fees of $0.06 million for the three months ended September 30, 2021 and 2020 and $0.2 million for the nine months ended September 30, 2021 and 2020.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

DMI

The Company is a member of DMI, an appliance purchasing cooperative. DMI purchases consumer electronics and appliances at wholesale prices from various vendors, and then makes such products available to its members, including the Company, who sell such products to end consumers. DMI’s purchasing group arrangement provides its members, including the Company, with leverage and purchasing power with appliance vendors, and increases the Company’s ability to compete with competitors, including big box appliance and electronics retailers. The Company owns an approximate 5% interest in DMI. Additionally, Albert Fouerti, the Company’s Chief Executive Officer, director and a former significant stockholder of Appliances Connection prior to the Acquisition, is on the board of DMI. As such, DMI is deemed to be a related party.

At September 30, 2021, vendor rebate deposits due from DMI were $3.7 million. During the three and nine months ended September 30, 2021, total purchases from DMI, net of holdbacks, were $63.4 million and $91.4 million respectively. At September 30, 2021, deposits at DMI totaled $12.1 million.

Lease Agreements

As described above, 1 Stop, Joe’s Appliances and Gold Coast have entered into lease agreements with 1870 Bath Ave. LLC, 812 5th Ave Realty LLC and 54 Glen Cove Realty, LLC, respectively. Each of these entities is owned by Albert Fouerti and Elie Fouerti (the vice president of 1 Stop, Joe’s Appliances and Gold Coast and former significant stockholder of each prior to the Acquisition). In addition, YF Logistics has entered into a sublease agreement with DMI. The total rent expense under these related party leases was $0.6 million for the period of June 2, 2021 to September 30, 2021.

NOTE 14—STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2021, the Company was authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. To date, the Company has not designated or issued any shares of preferred stock.

Common Stock

As of September 30, 2021 and December 31, 2020, the Company had 106,387,332 and 6,111,200 shares of common stock issued and outstanding, respectively. Each share entitles the holder thereof to one vote per share on all matters coming before the stockholders of the Company for a vote.

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

On June 2, 2021, the Company sold 91,111,111 shares of common stock and warrants to purchase 93,111,111 shares of common stock to the Underwriter for total gross proceeds of $205.0 million. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $194.6 million. The Company used the proceeds of the offering to fund a portion of the purchase price for the Acquisition.

On June 7, 2021, the Company sold 2,000,000 shares of common stock to the Underwriter for total gross proceeds of $4.5 million. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $4.2 million.

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

During June 2021, 1,039,148 shares of common stock were issued as a result of the exercise of 1,039,148 warrants with proceeds of $2.3 million.

During the three months ended September 30, 2021, 13,100 shares of common stock were issued as a result of the exercise of warrants with proceeds of $0.03 million.

On June 2, 2021, the Company issued 5,895,973 shares of common stock to the Sellers in connection with the Acquisition (See Note 9).

On June 3, 2021, the Company granted restricted stock awards under the Plan described below to certain directors and officers of the Company for an aggregate of 216,800 shares of common stock valued at $0.6 million, the value of the stock on the date of grant. All shares were immediately vested.

On August 4, 2020, the Company sold 1,111,200 shares of common stock for total gross proceeds of $10.0 million. After deducting the underwriting commission and expenses, the Company received net proceeds of $8.6 million.

On August 4, 2020, the Company issued 250,000 shares of common stock to Small Business Community Capital II, L.P. upon conversion of a warrant.

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

The Plan is administered by compensation committee of the board of directors. The Plan permits the grant of restricted stock, stock options and other forms of incentive compensation to the Company’s officers, employees, directors and consultants. On July 28, 2021, the Company issued an option for the purchase of 150,000 shares of common stock with a total fair value of $0.3 million. As of September 30, 2021, no shares of common stock available for issuance under the Plan. During the third and fourth quarters of 2020, the Company issued options for the purchase of 555,000 shares of common stock with a total fair value of $1.8 million. The Company recorded stock option expense related to these options of $0.1 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million for the three and nine months ended September 30, 2020. The remaining compensation expense of $1.0 million will be recognized over the remaining vesting period of 24 months. During the nine months ended September 30, 2021, the Company issued 216,800 shares of restricted stock to directors and officers valued at $0.6 million.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate stock-based compensation expense for options granted during the three and nine-months ended September 30, 2021:

Volatility	77.65%
Risk-free interest rate	1.00%
Dividend yield	0.00%
Expected term	6.25 Years

1847 GOEDEKER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

The following table presents activity relating to stock options for the nine months ended September 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2021	555,000	$9.00	9
Granted	150,000	3.10	10
Exercised	-	-	-
Forfeited / Cancelled / Expired	(131,579)	-	-
Outstanding at September 30, 2021	573,421	$7.74	8.85

Exercisable at September 30, 2021	204,540	$9.00	8.85

As of September 30, 2021, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

Warrants

On April 5, 2019, the Company issued to Small Business Community Capital II, L.P. a ten-year warrant to purchase shares of the most senior capital stock of the Company equal to 5.0% of the outstanding equity securities of the Company on a fully-diluted basis for an aggregate price equal to $100. Small Business Community Capital II, L.P. exercised this warrant for the purchase of 250,000 shares of common stock on August 4, 2020.

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

The following table presents activity relating to the warrants for the nine months ended September 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2021	55,560	$11.25	5.00
Granted	93,511,111	25.29	5.00
Exercised	(1,052,248)	2.25	-
Cancelled / Expired	-	-	-
Outstanding at September 30, 2021	92,514,423	$2.30	4.67

NOTE 15—COMMITMENTS AND CONTINGENCIES

On January 18, 2019, the Company entered into an asset purchase agreement with Goedeker, Steve Goedeker and Mike Goedeker, pursuant to which on April 5, 2019 the Company acquired substantially all of the assets of Goedeker used in its retail appliance and furniture business (the “Goedeker Business”).

Pursuant to the asset purchase agreement, Goedeker entitled to receive an earn out payment of $0.2 million if the EBITDA (as defined in the asset purchase agreement) of the Goedeker Business for the trailing twelve (12) month period from April 5, 2022 is $2.5 million or greater, and may be entitled to receive a partial earn out payment if the EBITDA of the Goedeker Business is less than $2.5 million but greater than $1.5 million. The Company expects to meet this target and adjusted the contingent note payable in the condensed consolidated balance sheet to the present value of the amount due.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and the “Company” are to 1847 Goedeker Inc., a Delaware corporation, and its consolidated subsidiaries, Appliances Connection Inc., a Delaware corporation (“ACI”), AC Gallery Inc., a Delaware corporation (“AC Gallery”), 1 Stop Electronics Center, Inc., a New York corporation (“1 Stop”), Gold Coast Appliances, Inc., a New York corporation (“Gold Coast”), Superior Deals Inc., a New York corporation (“Superior Deals”), Joe’s Appliances LLC, a New York limited liability company (“Joe’s Appliances”), and YF Logistics LLC, a New Jersey limited liability company (“YF Logistics”). 1 Stop, Gold Coast, Superior Deals, Joe’s Appliances and YF Logistics are sometimes referred to herein as “Appliances Connection.”

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

Overview

We operate an industry leading e-commerce destination for appliances, furniture, and home goods. Through our June 2021 acquisition of Appliances Connection, we created one of the largest pure-play online retailers of household appliances in the United States. With warehouse fulfillment centers in the Northeast and Midwest, as well as showrooms in Brooklyn, New York, St. Louis, Missouri and Largo, Florida, we offer one-stop shopping for national and global brands. We carry many household name-brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and also carry many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Jenn-Air and Viking, among others. We also sell furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	market conditions and our market position; and

●	our ability to successfully integrate the operations of Appliances Connection with our business.

Notably, due to the impact of the global pandemic and associated supply chain crisis, our freight costs have increased materially as a proportion of sales, putting downward pressure on our gross margins. Over the course of 2021, our freight costs as percentage of sales increased from 7.4% to 8.9%, or 150 bps, on a consolidated proforma basis, and from 13.7% to 16.6%, or 290 bps, excluding Appliance Connection. Management believes that this situation is temporary in nature and will revert once the supply chain situation improves.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations for the three months ended September 30, 2021 and 2020, in dollars and as a percentage of our net sales.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Amount (in thousands)	% of Net Sales	Amount (in thousands)	% of Net Sales
Products sales, net	$141,867	100.0%	$13,435	100.0%
Cost of goods sold	110,495	77.9%	11,265	83.8%
Gross profit	31,372	22.1%	2,170	16.2%
Operating expenses
Personnel	8,547	6.0%	2,162	16.1%
Advertising	3,715	2.6%	1,433	10.7%
Bank and credit card fees	4,918	3.5%	575	4.3%
Depreciation and amortization	3,610	2.5%	93	0.7%
Acquisition expenses	62	-	-	-
General and administrative	4,018	2.8%	1,451	10.8%
Total operating expenses	24,870	17.5%	5,714	42.5%
Income (loss) from operations	6,502	4.6%	(3,544)	(26.4)%
Other income (expense)
Interest income	34	-	1	-
Financing costs	(200)	(0.1)%	(488)	(3.6)%
Interest expense	(899)	(0.6)%	(229)	(1.7)%
Loss on extinguishment of debt	-	-	(807)	(6.0)%
Other income	8	-	2	-
Total other income (expense)	(1,057)	(0.7)%	(1,521)	(11.3)%
Net income (loss) before income taxes	5,445	3.8%	(5,065)	(37.7)%
Income tax benefit (expense)	(2,129)	(1.5)%	838	6.2%
Net income (loss)	$3,316	2.3%	$(4,227)	(31.5)%

Product sales, net. We generate revenue from the retail sale of home furnishings, including appliances, furniture, home goods and related products. Our product sales were $141.9 million for the three months ended September 30, 2021, as compared to $13.4 million for the three months ended September 30, 2020, an increase of $128.4 million, or 956.0%. The increase is primarily due to our June 2021 acquisition of Appliances Connection. Excluding Appliances Connection, our product sales decreased by $0.9 million, or 6.7%. This decrease is the result of reduced advertising spend to drive traffic to the Goedeker website as we develop a company-wide advertising program.

During the three months ended September 30, 2021, we experienced delays in getting products from manufacturers due to continued supply chain issues related to the COVID-19 pandemic, which resulted in cancellations of some customer orders.

Our revenue by sales type is as follows (in thousands):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Amount	%	Amount	%
Appliance sales	$130,837	92.2%	$8,992	66.9%
Furniture sales	5,880	4.2%	3,555	26.5%
Other sales	5,150	3.6%	888	6.6%
Total	$141,867	100.0%	$13,435	100.0%

The percentage of furniture sales declined in the 2021 period as compared to the 2020 period as furniture sales comprised a lower percentage of Appliances Connection’s sales (2.9%) as compared to the total Company’s (4.1%).

Cost of goods sold. Our costs of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their product.  We negotiate special terms and pricing with the manufacturer, which are generally based on the amount of products we purchase.  Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time.  Funding might also be offered to support our marketing and advertising efforts.  Freight is the cost of delivering products to customers.. Our cost of goods sold was $110.5 million for the three months ended September 30, 2021, as compared to $11.3 million for the three months ended September 30, 2020, an increase of $99.2 million, or 880.9%. Excluding Appliances Connection, our cost of goods sold increased by $0.2 million, or 1.8%, driven by a $0.2 million, or 12.5%, increase in freight costs as the result of the nationwide shortage of shipping capacity, resulting in higher rates. As a percentage of net sales, cost of goods sold was 77.9% and 83.8% for the three months ended September 30, 2021 and 2020, respectively. Such decrease was due to impact of the acquisition of Appliances Connection, which has a lower cost of goods sold as a percentage of revenue than the Company. Excluding Appliances Connection, our cost of goods sold as a percentage of net sales increased from 83.8% to 91.4%. Product costs as a percentage of net sales for the three months ended September 30, 2021 was 74.8% compared to 70.1% for the three months ended September 30, 2020.  The increase in product cost is the result of reduced vendor rebates because of reduced volume. Freight costs as a percentage of net sales was 16.6% for the three months ended September 30, 2021 compared to 13.8% for the three months ended September 30, 2020.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $31.4 million for the three months ended September 30, 2021, as compared to $2.2 million for the three months ended September 30, 2020, an increase of $29.2 million, or 1,345.7%. Our gross margin (gross profit as a percentage of net sales) was 22.1% and 16.2% for the three months ended September 30, 2021 and 2020, respectively. Such increases were primarily due to the impact of the acquisition of Appliances Connection. Excluding Appliances Connection, our gross profit decreased by $1.1 million, or 50.4%, and our gross margin declined 16.2% to 8.6%, or 760 bps, driven by a reduced vendor rebates and a significant increase in shipping costs.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, training costs and stock compensation expense. Our personnel expenses were $8.5 million for the three months ended September 30, 2021, as compared to $2.2 million for the three months ended September 30, 2020, an increase of $6.4 million, or 295.3%. As a percentage of net sales, personnel expenses were 6.0% and 16.1% for the three months ended September 30, 2021 and 2020, respectively. Such increases were primarily due to the impact of the acquisition of Appliances Connection. Excluding Appliances Connection, our personnel expenses increased by $1.6 million, or 71.9%, and our personnel expenses as a percentage of net sales increased to 29.6%. Such increase is the result of accruing the severance payments due a former officer and accruals for a management bonus.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $3.7 million for the three months ended September 30, 2021, as compared to $1.4 million for the three months ended September 30, 2020, an increase of $2.3 million, or 159.2%. As a percentage of net sales, advertising expenses were 2.6% and 10.7% for the three months ended September 30, 2021 and 2020, respectively. Such increases were primarily due to the impact of the acquisition of Appliances Connection. Excluding Appliances Connection, our advertising expenses decreased by $0.6 million, or 40.8%, and our advertising expenses as a percentage of net sales decreased from 10.7% in the 2020 period to 6.8% in the 2021 period. The decrease relates to our efforts at improving the efficiency of our company-wide advertising program.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card payments made by customers and to third party sellers on whose websites we sell parts and other small items. Our bank and credit card fees were $4.9 million for the three months ended September 30, 2021, as compared to $0.6 million for the three months ended September 30, 2020, an increase of $4.3 million, or 755.3%. As a percentage of net sales, bank and credit card fees were 3.5% and 4.3% for the three months ended September 30, 2021 and 2020, respectively. These fees are based on customer orders that are paid with a credit card (substantially all orders), so the increase was largely due to the increase in customer orders. We pay a credit card fee for each order, regardless of whether that order is shipped or cancelled by customer. Excluding Appliances Connection, our bank and credit card fees decreased by $0.5 million, or 87.1%, and our bank and credit card fees as a percentage of net sales decreased to 0.6%. On July 29, 2021, we adopted an authorization model for charging customer credit cards rather than charging at the time of purchase. This change resulted in lower credit fees.

Acquisition Expenses. During the three months ended September 30, 2021, we incurred expenses related to the acquisitions of Appliances Connection and Appliance Gallery in the amount of $0.06 million.

Depreciation and amortization. Depreciation and amortization was $3.6 million, or 2.5% of net sales, for the three months ended September 30, 2021, as compared to $0.09 million, or 0.7% of net sales, for the three months ended September 30, 2020. The increase is the result of amortizing the preliminary estimate of intangible assets acquired in the Appliances Connection acquisition.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, unremitted sales tax, and other expenses incurred in connection with general operations. Our general and administrative expenses were $4.0 million for the three months ended September 30, 2021, as compared to $1.5 million for the three months ended September 30, 2020, an increase of $2.6 million, or 176.9%. As a percentage of net sales, general and administrative expenses were 2.8% and 10.8% for the three months ended September 30, 2021 and 2020, respectively. Such increases were primarily due to the impact of the acquisition of Appliances Connection. Excluding Appliances Connection, our general and administrative expenses increased by $0.8 million, or 55.6%. The increase was largely due to increased directors and officers insurance expenses, fees to our independent directors, and legal, audit and other professional fees in connection with becoming a public company in August 2020.

Total other income (expense). We had $1.1 million in total other expense, net, for the three months ended September 30, 2021, as compared to total other expense, net, of $1.5 million for the three months ended September 30, 2020. Total other expense, net, for the three months ended September 30, 2021 consisted primarily of interest expense of $0.9 million and financing costs of $0.2 million. Total other expense, net, for the three months ended September 30, 2020 consisted primarily of financing costs of $0.5 million, interest expense of $0.2 million and loss on extinguishment of debt of $0.8 million.

Income tax benefit (expense). We had an income tax expense of $2.1 million for the three months ended September 30, 2021, as compared to an income tax benefit $0.8 million for the three months ended September 30, 2020.

Net income (loss). As a result of the cumulative effect of the factors described above, we had net income of $3.3 million for the three months ended September 30, 2021, as compared to a net loss of $4.2 million for the three months ended September 30, 2020, a net increase of $7.5 million. Such increase was primarily due to the impact of the acquisition of Appliances Connection. Excluding Appliances Connection, net loss increased by $7.6 million, or 180.2%.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations for the nine months ended September 30, 2021 and 2020, in dollars and as a percentage of our net sales.

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Amount (in thousands)	% of Net Sales	Amount (in thousands)	% of Net Sales
Products sales, net	$219,637	100.0%	$38,397	100.0%
Cost of goods sold	172,581	78.6%	32,061	83.5%
Gross profit	47,056	21.4%	6,336	16.5%
Operating expenses
Personnel	15,300	7.0%	4,514	11.8%
Advertising	7,730	3.5%	2,991	7.8%
Bank and credit card fees	7,546	3.4%	1,274	3.3%
Depreciation and amortization	3,908	1.8%	277	0.7%
Acquisition expenses	865	0.4%	-	-
Loss on abandonment of right of use asset	1,437	0.7%	-	-
General and administrative	8,311	3.8%	4,400	11.5%
Total operating expenses	45,097	20.5%	13,456	35.0%
Income (loss) from operations	1,959	0.9%	(7,120)	(18.5)%
Other income (expense)
Interest income	57	-	2	-
Financing costs	(280)	(0.1)%	(758)	(0.2)%
Interest expense	(2,070)	(0.9)%	(787)	(2.0)%
Loss on extinguishment of debt	(1,748)	(0.8)%	(1,756)	(4.6)%
Write-off of acquisition receivable	-	-	(809)	(2.1)%
Change in fair value of warrant liability	-	-	(2,128)	(5.5)%
Other income	19	-	7	-
Total other income (expense)	(4,022)	(1.8)%	(6,229)	(16.2)%
Net loss before income taxes	(2,063)	(0.9)%	(13,349)	(34.8)%
Income tax benefit	5,919	2.7%	1,962	5.1%
Net income (loss)	$3,856	1.8%	$(11,387)	(29.7)%

Product sales, net. Our product sales were $219.6 million for the nine months ended September 30, 2021, which included $177.1 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to $38.4 million for the nine months ended September 30, 2020, an increase of $181.2 million, or 472.0%. Excluding Appliances Connection, our product sales increased by $4.1 million, or 10.8%. This increase is due to increased advertising is the first six months that drove traffic to our website.

During the nine months ended September 30, 2021, we experienced delays in getting products from manufacturers due to continued supply chain issues related to the COVID-19 pandemic, which resulted in cancellations of some customer orders.

Our revenue by sales type is as follows (in thousands):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Amount	%	Amount	%
Appliance sales	$197,416	89.9%	$28,327	73.8%
Furniture sales	14,393	6.5%	7,605	19.8%
Other sales	7,828	3.6%	2,465	6.4%
Total	$219,637	100.00%	$38,397	100.00%

The percentage of furniture sales declined in the 2021 period as compared to the 2020 period as furniture sales comprised a lower percentage of Appliances Connection’s sales (3.0%) compared to the Company’s (6.6%).

Cost of goods sold. Our cost of goods sold was $172.6 million for the nine months ended September 30, 2021, which included $136.7 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to $32.1 million for the nine months ended September 30, 2020, an increase of $140.5 million, or 438.3%. Excluding Appliances Connection, our cost of goods sold increased by $3.8 million, or 11.9%, as a result of an increase in product costs of $2.0 million, or 7.4%, and an increase in freight costs of $1.8 million, or 38.9%. As a percentage of net sales, cost of goods sold was 78.6% and 83.5% for the nine months ended September 30, 2021 and 2020, respectively. Such decrease was due to impact of the acquisition of Appliances Connection, which has a lower cost of goods sold than the Company. Excluding Appliances Connection, our cost of goods sold as a percentage of net sales increased from 83.5% to 84.4%. Product cost as a percentage of net sales for the for the nine months ended September 30, 2021 was 69.3% compared to 71.5% for the nine months ended September 30, 2020. Freight costs as a percentage of net sales were 15.0% for the for the nine months ended September 30, 2021 compared to 12.0% for the for the nine months ended September 30, 2020.  The increase in freight costs is the result of the aforementioned nationwide shortage of shipping capacity.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $47.1 million for the nine months ended September 30, 2021, which included $40.4 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to $6.3 million for the nine months ended September 30, 2020, an increase of $40.7 million, or 642.7%. Our gross margin (gross profit as a percentage of net sales) was 21.4% (or 15.6% excluding Appliances Connection) and 16.5% for the nine months ended September 30, 2021 and 2020, respectively. Such increase was primarily due to the impact of the acquisition of Appliances Connection. Excluding Appliances Connection, our gross profit increased by $0.3 million, or 4.8%, and our gross margin declined from 16.5% to 15.6% or 90 bps driven by an increase in shipping costs.

Personnel expenses. Our personnel expenses were $15.3 million for the nine months ended September 30, 2021, which included $6.8 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to $4.5 million for the nine months ended September 30, 2020, an increase of $10.8 million, or 238.9%. Excluding Appliances Connection, our personnel expenses increased by $4.0 million, or 88.7%. As a percentage of net sales, personnel expenses were 7.0% (or 20.0% excluding Appliances Connection) and 11.8% for the nine months ended September 30, 2021 and 2020, respectively. Such increase is the result of accruing the severance payments due a former officer and accruals for a management bonus plan. Additionally, during the 2021 period, we incurred stock compensation expenses of $0.9 million as compared to $0.3 million in the 2020 period.

Advertising expenses. Our advertising expenses were $7.7 million for the nine months ended September 30, 2021, which included $3.8 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to $3.0 million for the nine months ended September 30, 2020, an increase of $4.7 million, or 158.4%. Excluding Appliances Connection, our advertising expenses increased by $1.0 million, or 32.1%. As a percentage of net sales, advertising expenses were 3.5% (or 9.3% excluding Appliances Connection) and 7.8% for the nine months ended September 30, 2021 and 2020, respectively. The increase relates to an increase in advertising spending to drive traffic to our website during the first six months of the period, which declined in the three months ended September 30, 2021 as we reduced the Goedeker only advertising as part of our efforts at improving the efficiency of our company-wide advertising program.

Bank and credit card fees. Our bank and credit card fees were $7.5 million for the nine months ended September 30, 2021, which included $6.4 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to $1.3 million for the nine months ended September 30, 2020, an increase of $6.3 million, or 492.3%. Excluding Appliances Connection, our bank and credit card fees decreased by $0.1 million, or 11.4%. As a percentage of net sales, bank and credit card fees were 3.4% (or 2.7% excluding Appliances Connection) and 3.3% for the nine months ended September 30, 2021 and 2020, respectively. These fees are based on customer orders that are paid with a credit card (substantially all orders), so the increase was largely due to the increase in customer orders. We pay a credit card fee for each order, regardless of whether that order is shipped or cancelled by customer.

Depreciation and amortization. Depreciation and amortization was $3.9 million, or 1.8% of net sales, for the nine months ended September 30, 2021, which included $0.2 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to $0.3 million, or 0.7% of net sales, for the nine months ended September 30, 2020. The increase is the result of amortizing the preliminary estimate of intangible assets acquired in the Appliances Connection acquisition.

Acquisition expenses. During the nine months ended September 30, 2021, we incurred expenses related to the acquisitions of Appliances Connection and Appliance Gallery in the amount of $0.9 million.

Loss on abandonment of right of use asset. During the nine months ended September 30, 2021, we incurred a loss in the amount of $1.4 million related to the closure of our old warehouse and showroom and write-off of related leasehold improvements.

General and administrative expenses. Our general and administrative expenses were $8.3 million for the nine months ended September 30, 2021, which included $2.5 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to $4.4 million for the nine months ended September 30, 2020, an increase of $3.9 million, or 88.9%. Excluding Appliances Connection, our general and administrative expenses increased by $1.4 million, or 32.9%. As a percentage of net sales, general and administrative expenses were 3.8% (or 13.8% excluding Appliances Connection) and 11.5% for the nine months ended September 30, 2021 and 2020, respectively. The increase was largely due to increased directors and officers insurance expenses, fees to our independent directors, and legal, audit and other professional fees in connection with becoming a public company in August 2020, as well as consulting fees to upgrade our online shopping cart, fees for our Electronic Data Interchange initiative, and other consulting fees.

Total other income (expense). We had $4.0 million in total other expense, net, for the nine months ended September 30, 2021, which included other expense, net, of $0.2 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to total other expense, net, of $6.2 million for the nine months ended September 30, 2020. Total other expense, net, for the nine months ended September 30, 2021 consisted primarily of interest expense of $2.1 million, financing costs of $0.3 million and a loss on extinguishment of debt of $1.7 million. Total other expense, net, for the nine months ended September 30, 2020 consisted primarily of interest expense of $0.8 million, loss on debt modification and extinguishment of $1.8 million, loss on acquisition working capital receivable of $0.8 million and change in the warrant liability of $2.1 million.

Income tax benefit. We had an income tax net benefit of $5.9 million for the nine months ended September 30, 2021, as compared to $2.0 million for the nine months ended September 30, 2020. The increase primarily arose from the elimination of the allowance for the deferred tax asset. The acquisition of Appliances Connection on June 2, 2021 makes it more likely than not that the Company will be profitable, and will be able to utilize previously derived net operating losses.

Net income (loss). As a result of the cumulative effect of the factors described above, we had net income of $3.9 million for the nine months ended September 30, 2021, which include a net income of $20.0 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to a net loss of $11.4 million for the nine months ended September 30, 2020, an increase of $15.2 million, or 133.9%. Excluding Appliances Connection, net loss increased by $4.8 million, or 41.9%.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $27.2 million and restricted cash of $8.0 million. We have relied on cash on hand, external bank lines of credit, proceeds from our public offerings described below, issuance of third party and related party debt and the issuance of notes to support cashflow from operations.

For the nine months ended September 30, 2021, we had operating profit of $2.0 million, $18.3 million of cash flow used in operations, and working capital of $20.0 million. Additionally, we had $27.2 million of unrestricted cash at September 30, 2021. On June 2, 2021, we completed the acquisition of Appliances Connection. Appliances Connection has historically been profitable; however, less than 4 months of their operations are included in results for the nine months ended September 30, 2021.

Management has prepared estimates of operations for fiscal years 2021 and 2022 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for at least one year from the date of the filing of these unaudited condensed consolidated financial statements.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(18,316)	$7,383
Net cash used in investing activities	(203,628)	(51)
Net cash provided by financing activities	247,218	4,983
Net change in cash and restricted cash	25,274	12,315
Cash and restricted cash, beginning of period	9,912	64
Cash and restricted cash, end of period	$35,186	$12,379

Our net cash used in operating activities was $18.3 million for the nine months ended September 30, 2021, which included $15.5 million in net cash provided by operating activities from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to $7.4 million net cash provided by operating activities for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our net income of $3.9 million, an increase in accounts payable and accrued expenses of $11.8 million and depreciation and amortization of $3.9 million, offset by a decrease in customer deposits of $16.9 million, a decrease in merchandise inventory of $11.7 million and deferred tax expense of $6.5 million, represent the primary drivers for cash used in operations. For the nine months ended September 30, 2020, our net loss of $11.4 million, deferred tax assets of $2.0 million and a decrease in merchandise inventory of $1.7 million, offset by an increase in customer deposits of $12.9 million, an increase in accounts payable and accrued expenses of $4.3 million, a change in fair value of warrant liability of $2.1 million and a loss on extinguishment of debt of $1.8 million, were the primary drivers of the net cash provided by operating activities.

Our net cash used in investing activities was $203.6 million for the nine months ended September 30, 2021, as compared to $0.05 million for the nine months ended September 30, 2020. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of cash paid in the acquisition of Appliances Connection, net of cash acquired, of $201.5 million, cash paid in the acquisition of Appliance Gallery of $1.4 million and purchases of property and equipment of $0.7 million. Net cash used in investing activities for the for the nine months ended September 30, 2020 consisted of entirely purchases of property and equipment. Appliances Connection did not have any investing activities for the nine months ended September 30, 2021.

Our net cash provided by financing activities was $247.2 million for the nine months ended September 30, 2021, which included $0.2 million in net cash used in financing activities from Appliances Connection for the period from June 2, 2021 (date of acquisition) to September 30, 2021, as compared to $5.0 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds from the public offering described below of $194.6 million, proceeds from the exercise of warrants of $2.4 million and proceeds from the term loan described below of $55.2 million, offset by repayment on notes payable of $4.9 million and payments on finance leases of $0.02 million. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of net proceeds of $8.6 million from our initial public offering and $0.6 million in proceeds from our paycheck protection plan loan, offset by repayments on notes payable of $2.0 million, net payments on lines of credit of $1.3 million, payments on convertible notes payable of $0.8 million and financing costs of $0.1 million.

Public Offerings

On August 4, 2020, we sold 1,111,200 shares of common stock in connection with our initial public offering to the underwriters at a purchase price per share of $8.325 (the offering price to the public of $9.00 per share minus the underwriters’ discount) for total gross proceeds of $10.0 million. After deducting the underwriting commission and expenses, we received net proceeds of approximately $8.6 million. We also issued warrants for the purchase of 55,560 shares of common stock to affiliates of the representative of the underwriters. The warrants are exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, at a per share exercise price equal to $11.25 (125% of the public offering price per share). We used to the proceeds of this offering repay certain debt.

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

On June 2, 2021, we sold 91,111,111 shares of common stock and warrants to purchase 93,111,111 shares of common stock to the Underwriter for total gross proceeds of $205.0 million. After deducting the underwriting commission and expenses, we received net proceeds of approximately $190.5 million.

On June 7, 2021, we sold 2,000,000 shares of common stock to the Underwriter for total gross proceeds of $4.5 million. After deducting the underwriting commission and expenses, we received net proceeds of approximately $4.2 million.

As of September 30, 2021, an aggregate of 1,052,248 warrants were converted to common stock at $2.25 per share, yielding proceeds of $2.4 million.

We used to the proceeds of this offering to fund a portion of the purchase price for the acquisition of Appliances Connection.

Debt

Credit Facilities

On June 2, 2021, the Company and ACI, as borrowers, entered into a credit and guaranty agreement with Appliances Connection and certain other subsidiaries party thereto from time to time as guarantors (the “Guarantors”), the financial institutions party thereto from time to time (“Lenders”), and Manufacturers and Traders Trust Company, as sole lead arranger, sole book runner, administrative agent and collateral agent (“M&T), pursuant to which the Lenders have agreed to make available to the Company and ACI senior secured credit facilities in the aggregate initial amount of $70.0 million, including (i) a $60.0 million term loan (the “Term Loan”) and (ii) a $10.0 million revolving credit facility (the “Revolving Loan”), which revolving credit facility includes a $2.0 million swingline subfacility (the “Swing Line Loan” and together with the Term Loan and the Revolving Loan, the “Loans”) and a $2.0 million letter of credit subfacility, in each case, on the terms and conditions contained in the credit and guaranty agreement. On June 2, 2021, we borrowed the entire amount of the Term Loan and issued term loan notes to the Lenders in the aggregate principal amount of $60.0 million. As of September 30, 2021, we have not made any loans under the Revolving Loan. As of September 30, 2021, the outstanding balance of the Term Loan is $55.0 million, comprised of principal of $58.5 million, net of unamortized loan costs of $3.5 million. Loan costs before amortization included $3.5 million of lender and placement agent fees and $0.3 million of legal other fees. We classified $6.0 million as a current liability and the balance as a long-term liability.

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

We must repay the principal amount of the Term Loan in quarterly installments of $1.5 million each, payable on the last business day of each March, June, September and December, commencing on September 30, 2021. The remaining unpaid principal amount of the Term Loan must be repaid on the maturity date, unless payment is sooner required by the credit and guaranty agreement. Mandatory repayments of amounts borrowed under the Revolving Loan facility are required only if the amount borrowed at any time exceeds the commitment amount.

The credit and guaranty agreement contains customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. The Loans are guaranteed by the Guarantors and are secured by a first priority security interest in substantially all of the assets of the Company, ACI and the Guarantors.

Vehicle Loans

We have financed purchases of transportation vehicles with notes payable which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.59% to 5.74%. As of September 30, 2021, the outstanding balance of these notes is $1.4 million.

Financing Leases

We have three finance leases for the acquisition of forklifts. At September 30, 2021, the total amount due on these leases was $0.2 million.

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

We expensed management fees of $0.06 million for the three months ended September 30, 2021 and 2020 and $0.2 million for the nine months ended September 30, 2021 and 2020.

Earn Out Payment

Pursuant to an asset purchase agreement, dated January 18, 2019, as amended, among the Company, Goedeker Television Co. (“Goedeker”), Steve Goedeker and Mike Goedeker, Goedeker is entitled to receive an earn out payment of $0.2 million if the EBITDA (as defined in the asset purchase agreement) of the business acquired from Goedeker for the trailing twelve (12) month period from April 5, 2022 is $2.5 million or greater, and may be entitled to receive a partial earn out payment if the EBITDA is less than $2.5 million but greater than $1.5 million.

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

On July 29, 2021, AC Gallery entered into a lease agreement with Tom’s Flooring, LLC for the showroom and warehouse located in Largo, Florida. The lease is for a term of four (4) months commencing on September 1, 2021 and ending on December 31, 2021 and provides for a case rent of $6,500 per month. AC Gallery must also pay its one-third (1/3) pro rata portion of the common area maintenance charges, utilities and sales taxes. The lease contains customary events of default.

On September 9, 2021, the Company entered into a warehouse agreement for a new warehouse in Somerset, NJ.  The warehouse agreement is for a term of 26 months commencing on October 1, 2021 and ending November 29, 2023, unless the master lease for the premises is terminated earlier. The monthly storage fee is $136,274 for the first year, $140,274 for the second year, and $144,573 for the last two months. The Company also paid a security deposit of $272,549.

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

During the three and nine months ended September 30, 2021, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, the Company hired a new Chief Executive Officer and a new Chief Financial Officer.

There were no other changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended September 30, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of shares of our common stock during the three months ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended September 30, 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)
3.2	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)
3.3	Amendment No. 1 to Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2021)
4.1	Warrant Agent Agreement, dated May 27, 2021, between 1847 Goedeker Inc. and American Stock Transfer & Trust Company, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2021)
4.2	Common Stock Purchase Warrant issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2021)
4.3	Common Stock Purchase Warrant issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 25, 2021)
4.4	Form of Representative’s Warrant for Initial Public Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2020)
10.1	Employment Agreement, dated July 14, 2021, between 1847 Goedeker Inc. and Maria Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2021)
10.2	Separation Agreement and Release, dated August 30, 2021, between Douglas T. Moore and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2021)
10.3*	Amendment No. 1 to Separation Agreement and Release, dated September 17, 2021, between Douglas T. Moore and 1847 Goedeker Inc.
10.4*	Warehouse Agreement, dated September 9, 2021, between Brook Warehousing Corporation and 1847 Goedeker Inc.
10.5*	Agreement, dated September 9, 2021, between Brook Warehousing Corporation and 1847 Goedeker Inc.
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021	1847 GOEDEKER INC.

/s/ Albert Fouerti
Name: Albert Fouerti
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Maria Johnson
Name: Maria Johnson
Title: Chief Financial Officer
(Principal Financial Officer)