Form 10-K
period 2021-12-31
1847 Goedeker Inc.
filed 2022-03-31
CIK 1810140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-39418

1847 GOEDEKER INC.
(Exact name of registrant as specified in its charter)
Delaware	83-3713938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 Bath Avenue, Brooklyn, NY	11214
(Address of principal executive offices)	(Zip code)

800-299-9470
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GOED	NYSE American LLC
Warrants to Purchase Common Stock	GOED WS	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $372.4 million computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of March 28, 2022, there were a total of 106,387,332 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held in 2022 are incorporated into Part III of this Annual Report on Form 10-K.

1847 Goedeker Inc.

Annual Report on Form 10-K
Year Ended December 31, 2021

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Annual Report on Form 10-K, the terms “Company,” “we,” “us,” or “our” refer to 1847 Goedeker Inc., a Delaware corporation, and its consolidated subsidiaries, including but not limited to, 1 Stop Electronics Center, Inc., a New York corporation (“1 Stop”), Gold Coast Appliances, Inc., a New York corporation (“Gold Coast”), Superior Deals Inc., a New York corporation (“Superior Deals”), Joe’s Appliances LLC, a New York limited liability company (“Joe’s Appliances”), and YF Logistics LLC, a New Jersey limited liability company (“YF Logistics” and together with 1 Stop, Gold Coast, Superior Deals, and Joe’s Appliances, “Appliances Connection”), and AC Gallery Inc., a Delaware corporation (“AC Gallery”).

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the synergies that we expect to experience resulting from the Appliances Connection Acquisition (as defined below);

●	our ability to successfully integrate Appliances Connection’s business with our existing business;

●	our ability to acquire new customers and sustain and/or manage our growth;

●	the impact of the novel coronavirus (“COVID-19”) pandemic on our operations and financial condition;

●	the effect of supply chain delays and disruptions on our operations and financial condition;

●	our goals and strategies;

●	the identification of material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences such as a failure to meet reporting obligations;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

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

Risk Factors Summary

We are subject to a variety of risks and uncertainties that could adversely affect our business, financial condition and operating results. These risks are discussed in more detail under “Risk Factors” in Item 1A of this report, but are not limited to, risks related to:

Risks Related to the COVID-19 Pandemic

●	The ongoing global COVID-19 pandemic and any future pandemics or other public health emergencies, could materially affect our operations, liquidity, financial condition and operating results.

Risks Related to Our Business and Industry

●	Our business and operating results may be significantly impacted by a number of factors, including general economic conditions, local or regional conditions in the markets in which we operate, the health of the housing market, consumer behavior, and the COVID-19 pandemic and attempts to contain it.

●	Our continued revenue growth will depend upon, among other factors, our ability to acquire more customers, build our brands and launch new brands, introduce new products or offerings and improve existing products, and successfully compete in the products and services retail industry, especially in the e-commerce sector.

●	Our business model and growth strategy depend on our marketing efforts and ability to maintain our brand and attract customers to our platform in a cost-effective manner, including our ability to develop new features to enhance the consumer experience on our websites, mobile-optimized websites and mobile applications, which we collectively refer to as our “sites.”

●	We may be unsuccessful in launching or marketing new products or services, or launching existing products and services into new markets, or may be unable to successfully integrate new offerings into our existing platform, which would result in significant expense and could adversely affect our results.

●	We have experienced rapid growth since inception, which may not be indicative of future growth, and, if we continue to grow rapidly, we may experience difficulties in managing our growth and expanding our operations and service offerings.

●	We depend on our relationships with third parties, and changes in our relationships with these parties could adversely affect our revenues and profits. We may be unable to expand our relationships with existing suppliers or source new or additional suppliers, negotiate acceptable pricing and other terms with third-party service providers, suppliers and outsourcing partners and maintain our relationships with such entities.

●	Our suppliers have imposed conditions in our business arrangements with them. If we are unable to continue satisfying these conditions, or such suppliers impose additional restrictions with which we cannot comply, it could have a material adverse effect on our business.

●	We may be unable to optimize, operate and manage the expansion of the capacity of our fulfillment centers, and our plans to expand capacity and develop new facilities may be adversely affected by the spread of COVID-19.

●	Our business is dependent upon our ability to acquire, accurately value and manage inventory.

●	If we fail to maintain adequate cybersecurity with respect to our systems and ensure that our third-party service providers do the same with respect to their systems, our business may be harmed.

●	Our internal information technology systems may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of critical and confidential information.

●	Our continued integration of Appliances Connection may not be as successful as anticipated.

●	Our limited operating history makes it difficult to evaluate our current business and future prospects and the risk of your investment.

●	Certain of our directors and officers could be in a position of conflict of interest.

●	We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud, which would harm our business and could negatively impact the price of our common stock.

Risks Related to Our Indebtedness and Liquidity

●	If we require additional financing to fuel our continued business growth, this additional financing may not be available on reasonable terms or at all.

●	Our current debt and our ability to increase future leverage could limit our operating flexibility and ability to grow, and adversely affect our financial condition and cash flows.

Risks Related to Laws and Regulations

●	Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with existing or future regulations in a cost-efficient manner could substantially harm our business and results of operations.

●	Failure to comply with applicable laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

●	We may be subject to product liability and other similar claims if people or property are harmed by the products we sell. The market price, trading volume and marketability of our common stock may, from time to time, be significantly affected by numerous factors beyond our control, which may materially adversely affect the market price of our common stock, the marketability of our common stock and our ability to raise capital through future equity financings.

Risks Related to Ownership of Our Common Stock

●	We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future.

●	For as long as we are an “emerging growth company,” or a “smaller reporting company” we will not be required to comply with certain reporting requirements that apply to some other public companies, and such reduced disclosures requirement may make our common stock less attractive.

PART I

ITEM 1. BUSINESS.

Overview

Our Company is a content-driven and technology-enabled shopping destination for appliances, furniture and home goods.

Our goal is to give customers a wide array of choices and an unparalleled experience through detail on the best brands, volume purchasing, and rebates with manufacturer discounts, supported by human customer service agents.

Corporate History and Structure

Our Company was incorporated in the State of Delaware on January 10, 2019, to form an acquisition platform. In April 2019, we acquired substantially all of the assets of Goedeker Television, a brick and mortar operation with an online presence serving the St. Louis metro area. Since that acquisition, we have grown into a nationwide omnichannel retailer. Through our June 2021 acquisition of Appliances Connection, we have evolved into a growth-oriented e-commerce platform, offering an expansive selection of household appliances throughout the United States. In July 2021, we added to our platform by acquiring Appliances Gallery. With warehouse fulfillment centers in the Northeast and Midwest, as well as showrooms in Brooklyn, New York, Largo, Florida and St. Louis, Missouri, we offer one-stop shopping for national and global brands. We carry many household name-brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Jenn-Air and Viking, among others. We also sell furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients.

Key Acquisitions

Acquisition of Goedeker Television

On April 5, 2019, we acquired substantially all of the assets of Goedeker Television (the “Goedeker Television Acquisition”). As a result of this transaction, we acquired the former business of Goedeker Television, which was founded in 1951, and continue to operate this business. Prior to the Goedeker Television Acquisition, we had no operations other than operations relating to our incorporation and organization.

Acquisition of Appliances Connection

Appliances Connection was founded in 1998 by Albert Fouerti and Elie Fouerti and is one of the leading retailers of household appliances. In addition to selling appliances, it also sells furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients. It also provides appliance installation services and old appliance removal services. Appliances Connection serves retail customers, builders, architects, interior designers, restaurants, schools and other large corporations. We completed the Appliances Connection acquisition on June 2, 2021, for an aggregate purchase price of $224.7 million, consisting of (i) $180.0 million in cash, (ii) 5,895,973 shares of the Company’s common stock valued at $12.3 million, and (iii) $32.4 million as a result of the post-closing net working capital adjustment provision. We recorded $0.9 million in acquisition related expenses. As co-founders of Appliances Connection, Albert Fouerti and Elie Fouerti were both significant stockholders of Appliances Connection. Albert Fouerti joined our board of directors in June 2021 and became our Chief Executive Officer on August 30, 2021. Elie Fouerti serves as our Chief Operating Officer.

In connection with our acquisition of Appliances Connection, the sellers agreed not to compete with the business of 1 Stop for two years following the acquisition.

The Appliances Connection purchase agreement also contained customary demand and “piggy-back” registration rights with respect to the shares issued to the sellers. Each seller entered into a lock-up agreement not to transfer or assign or otherwise dispose of the shares that were issued to that seller for 180 days after the closing, which period expired on November 29, 2021, and thereafter the seller is permitted to sell shares at a rate of no more than one percent of our outstanding stock per quarter until the one year anniversary of the closing of the Appliances Connection Acquisition.

Please also see Item 1A “Risk Factors—Risks Related to Our Business and Industry” for certain risks related to the Appliances Connection Acquisition.

Acquisition of AC Gallery

On July 29, 2021, we acquired substantially all of the assets of, and assumed substantially all of the liabilities of, Appliance Gallery, Inc., a retail appliance store in Largo, Florida (“Appliance Gallery”), for a total purchase price of $1.4 million.

Impact of COVID-19 Pandemic

Starting in late 2019, COVID-19 began to rapidly spread around the world and every state in the United States. Most states and cities have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate as well as guidance in response to the pandemic. Since a majority of our sales are completed online and our call center, warehouse and distribution operations and Appliances Connection’s retail facilities and warehouse have continued to operate, the restrictions put in place in response to COVID-19 have not had a material negative impact on those operations. However, the situation surrounding COVID-19 remains fluid, and we may be required to close or limit service offerings in our retail facilities or warehouses in response to guidance from applicable government and public health officials, which could adversely affect our operations and revenues.

In addition, we are dependent upon suppliers to provide us with all of the products that we sell. The pandemic has impacted and may continue to impact suppliers, manufacturers and the overall supply chain of certain products. As a result, we have faced, and may continue to face, delays or difficulty sourcing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more and adversely impact our profitability and financial condition.

The global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, increased inflation, and decreased consumer confidence resulting from the pandemic and other economic conditions. Changing consumer behaviors as a result of the pandemic may also have a material impact on revenue. Furthermore, the spread of COVID-19 has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

If the spread of COVID-19 is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or alter existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees are suspected of having COVID-19, which could require quarantine of some or all such employees or closure of facilities for disinfection. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. See also Item 1A “Risk Factors” for more information.

Industry

The U.S. major home appliances market is highly fragmented with big box retailers, online retailers, and thousands of local and regional retailers competing for share in what has historically been a high touch sale process. According to Statista, revenue in the U.S. major household appliances market (excluding small appliances) is projected to reach $23.2 billion in 2022 and grow at an annual growth rate of 3.08% from 2022 to 2026.

According to the U.S. Census Bureau, there are approximately 76 million households in the United States with annual incomes over $25,000 aged between 25 and 65 years, many of whom are accustomed to purchasing goods online. As younger generations age, start new families and move into new homes, we expect online sales of household appliances to increase. In addition, we believe the online household appliances market will further grow as older generations of consumers become increasingly comfortable purchasing online, particularly if the process is easy and efficient.

Our Products

We sell a vast assortment of household appliances, including refrigerators, ranges, ovens, dishwashers, microwaves, freezers, washers and dryers. In addition to appliances, we also offer a broad assortment of products in the furniture, décor, bed & bath, lighting, outdoor living, electronics categories, fitness equipment, plumbing fixtures, air conditioners, fireplaces, fans, dehumidifiers, humidifiers, air purifiers and televisions. While these are not individually high-volume categories, they complement the appliance to produce a one-stop home goods offering for customers.

Vendor/Supplier Relationships

We offer more than 700 vendors and over 500,000 SKUs available for purchase through our website. We believe that this depth of vendor relationships gives consumers numerous options in all product categories resulting in a true one-stop shopping destination. Our principal vendors and suppliers are Frigidaire, General Electric, LG, Whirlpool, Bosch, Viking, Miele, Samsung, Fisher Paykel and Ilve.

During the year ended December 31, 2021, Frigidaire and GE brands accounted for 12% and 11%, respectively, of product purchases. No other supplier accounted for more than 10% of our purchases in the years ended December 31, 2021.

We are a member and 5% equity interest holder of Dynamic Marketing, Inc. (“DMI”), a 60-member appliance purchasing cooperative. DMI purchases consumer electronics and appliances at wholesale prices from various vendors, and then makes such products available to its members, who sell such products to end consumers. DMI’s purchasing group arrangement provides its members with leverage and purchasing power with appliance vendors, and increases our ability to compete with competitors, including big box appliance and electronics retailers. For the years ended December 31, 2021 and 2020, the Company purchased a substantial portion of finished goods from DMI, representing 72.1% and 22.1% of purchases, respectively.

Our business model allows us to constantly review and evaluate each supplier relationship, and we are open to building new supplier/vendor relationships. Products are purchased from all suppliers on an at-will basis. Relationships with suppliers are subject to change from time to time. Please see Item 1A “Risk Factors” for a description of the risks related to our supplier relationships.

Marketing

Our marketing efforts drive new and repeat customers and promote our websites as online communities relating to major appliances and other products. Our strategy is to inspire the customer at each point of their shopping journey, delivering curated messaging, content and advice in an effort to increase engagement and repeat purchasing. We utilize a combination of paid and earned media, including search engine marketing, email, digital display, social media, retargeting, radio and events, in our media strategy. We also have programs to engage appliance enthusiasts and build community through design and customer portals that are intended both to inspire and provide help the business-to-business (“B2B”) and business-to-consumer (“B2C”) customers with their projects.

Customers and Markets

We have physical stores and warehouses located in Brooklyn, New York, Somerset, New Jersey, Hamilton, New Jersey, St. Charles, Missouri and Largo, Florida. Our internal logistics network and third-party distribution, delivery and installation agreements allow us to serve, sell and ship to customers nationwide. The diagram below represents our sales by region for 2021:

Logistics

In our fulfillment of large durable goods, we have created an infrastructure that allows us to deliver products in most states. We want to scale this infrastructure by continuing to improve execution, fulfillment center locations, and delivery timing. This proprietary logistic process enables us to provide our customers’ products quickly and to provide a better shipping and delivery experience than they might otherwise experience. Additionally, we believe this logistics network will help us reduce expenses, touchpoints, damages and returns.

Technology

We are continuing to build out our custom-built, proprietary technology and operational platform to deliver the best experience for both our customers and suppliers. Our success has been built on a culture of data-driven decision-making and proprietary software for order management and customer fulfillment. We believe that control of our technology systems, which gives us the ability to update them often, is a competitive advantage. Our team of engineers has built a technology solution for durable goods. Our software consists of a large set of tools and systems with which our customers directly interact, that are specifically tuned for shopping the major appliance category by mixing lifestyle imagery with easy-to-use navigation tools and personalization features designed to increase customer conversion. We have designed operations software to deliver the reliable and consistent experience consumers desire, with proprietary software enhancing our performance in areas such as integration with our suppliers, our warehouse and logistics network and our customer service operation. Much of our customer marketing technology was internally developed, including campaign management and bidding algorithms for online advertising. This allows us to leverage our internal data and target customers efficiently across various channels. We also partner with select marketing and trade partners where we find solutions that meet our marketing objectives and inspire our B2B and B2C customers.

Competition

While we are primarily focused on the online U.S. appliances, furniture and other home goods market, we compete across all segments of the market. Our competition includes online retailers and marketplaces, furniture stores, big box retailers, department stores and specialty retailers. As an omnichannel retailer, we have been able to navigate consumers’ shift to increased online purchasing as a result of COVID-19 and provide competitive offerings with that of our competitors.

Competitive Strengths

Consumer research, shopping and buying habits have dramatically changed in the past year. We are well-positioned to take advantage of these unprecedented shifts that we expect will be long-lasting.

The U.S. appliance market is highly fragmented, with thousands of local and regional retailers competing for a share. We believe this fragmented market presents an opportunity to streamline business and make brands and products available to everyone across the country. We are standardizing a consistent end-to-end experience to provide products to the consumer no matter where they are located in the country.

We are strengthening our e-commerce platform and increasing our showroom and distribution center model to provide a smooth path to purchase. We are also investing in our brand presence and marketing efforts to drive customer acquisition and engagement. Our goal is to be the appliance destination for our customers from inspiration to installation.

We offer one of the largest online selections of household appliances, with over tens of thousands of SKU’s in our product offering. In addition, we are in the process of reinventing our brand and have added private label brands to our assortment in 2021. Convenience, value and superior customer service are central to our offering. Our goal is to reduce the friction in shopping for and selecting the right product by providing consumers with the right tools for their shopping and purchasing experience. We seek to build trust with our customers and have realized an increased percentage of repeat customer purchases in 2021.

Our competitive strengths include:

●	Name and reputation. Our Goedeker legacy in offering competitively priced name-brand products and services has been recognized over 50+ years in the business.

●	Product selection and pricing. Our comprehensive product selection and competitive pricing model, with support from inspiration to delivery and installation, means we provide a complete solution for customers.

●	Strong customer relationships. We focus on the needs and experience of customers, whether they are in the market for a replacement, renovation or new construction project. This customer-centric approach is evidenced by our repeat customers, over-indexing the industry.

●	Highly trained and professional staff. Our team is trained to educate and support customers when selecting and buying products. A large percentage of customer orders involve a phone conversation with a sales team member—a differentiator when competing with online-only companies as well as brick-and-mortar outlets.

●	Website ease of use. Our proprietary, purpose-built technology platform is designed to provide consumers a compelling user experience as they browse, research and purchase our products. We use personalization, based on past browsing and shopping patterns, to create a more engaging consumer interaction.

●	Proprietary technology and content. Investments in our technology platform create a scalable process and support the customer at every point in the journey, including call center tools, digital marketing optimization, B2B design portals, product reviews and lifestyle content.

Growth Strategies

Our mission is to change the way consumers buy appliances and, in doing so, become the leading online retailer of home appliances. The strategies of the Company to achieve this mission, while increasing value for our stockholders, will include:

●	Rebrand the combined company. Establishing favorable brand equity among consumers and the design trade is central to our growth. We plan to drive brand awareness through strategic omni-channel marketing.

●	Strengthening the Company’s Leadership Team. We have made several executive and senior management hires and are continuing to build our talent pool and hire highly-skilled employees. Recruiting top-tier talent at all levels remains a priority, especially as the Company evolves and grows.

●	Secure design and builder trade business. We have created new tools and benefits to engage and simplify appliance shopping and buying for B2B projects with builders, contractors, architects and interior designers who are making or influencing the purchasing decision for their clients.

●	Category expansion and Deeper Connectivity with Customers. We will be adding new, complementary categories and services to our selection to meet our customers’ ever-changing needs. We are in the process of enhancing the content and resources available on our site that will ultimately help us create more meaningful relationships with customers.

●	Drive continued operational excellence. We are committed to improving productivity and profitability through operational initiatives designed to grow revenue and expand margins. Some of our key initiatives for operational excellence include:

o	Logistics and shipping optimization. We have identified the geographic areas in which we want to establish a presence to reach more customers and further penetrate markets that are experiencing high levels of housing development and home remodeling. Although we currently are holding off on entering into agreements due to inventory and supply chain issues, we expect to add at least two new fulfillment centers over the next year. We believe that adding fulfillment centers in other parts of the country will minimize product touchpoints and damage, as well as expedite delivery. With access to vendor warehouse operations, we expect to capitalize on buying opportunities and capture time-sensitive customers more frequently.

o	Price optimization. We are building a data-based understanding of price elasticity dynamics, promotional strategies and other price management tools to drive optimized pricing for our products.

Intellectual Property

We own several registered domain names, including for our www.goedekers.com website and the Appliances Connection websites www.appliancesconnection.com, 1stopcamera.com, goldcoastappliances.com, and joesappliances.com. The agreements with our suppliers generally provide us with limited, nonexclusive licenses to use the supplier’s trademarks, service marks and trade names for the sole purpose of promoting and selling their products.

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

As of December 31, 2021, in an effort to protect our brand, we had 4 registered trademarks in the United States.

Human Capital

As of December 31, 2021, we employed 482 total employees, all of which were full-time employees.

We have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union. Our people are integral to our business, and we are highly dependent on our ability to attract and retain qualified personnel.

Government Regulation

Our business is subject to the laws of the U.S. jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions as to how, or whether, laws governing personal privacy, data security, consumer protection or sales and other taxes, among others, apply to the Internet and e-commerce. These laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which we store or transfer sensitive information or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies.

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the JOBS Act and a “smaller reporting company” within the meaning of the Securities Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

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

We may continue to qualify as a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements, including, but not limited to presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Additional Information About the Company

The following documents are available free of charge through the Company’s website, www.goedekers.com: the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). These materials are made available through the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in its press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through its website (principally in its News and Investor Relations pages). References to the Company’s website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Form 10-K.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this report, before purchasing our common stock. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors, but additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. Any of the following factors could harm our business, financial condition, results of operations or prospects, and could result in a partial or complete loss of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to the COVID-19 pandemic

The ongoing COVID-19 pandemic, and any future outbreaks or other public health emergencies, may cause a material adverse effect on our results of operations, financial position and liquidity.

The ongoing COVID-19 pandemic continues to rapidly evolve. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results.

In particular, while we have seen increased sales and order activity at times during the COVID-19 pandemic, the pandemic has significantly disrupted the global supply chain, including many of our suppliers. Such disruptions, including staffing shortages, production slowdowns, stoppages and/or disruptions in delivery systems, could materially and adversely affect our suppliers’ ability to provide products in a timely manner, or at all, and could materially and adversely affect our logistics providers’ ability to distribute products to our customers in a timely manner, or at all. We expect issues related to the global supply chain to continue into 2022.

In addition, the ongoing COVID-19 pandemic has disrupted, and may continue to disrupt, third-party business partners’ ability to meet their obligations to us. These third parties include our suppliers and logistics providers, such as national LTL carriers, multi-regional LTL carriers, regional LTL carriers and sub-regional carriers, and other third-party delivery agents, as their workers may be prohibited or otherwise unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures and increased labor shortages, among other things. We have also incurred, and may continue to incur, higher shipping costs due to various surcharges by third-party delivery agents on retailers related to the increased shipping demand resulting from the COVID-19 pandemic. These higher costs affected us over the past year and may continue to affect us in the future.

The COVID-19 pandemic also impacted our workforce, causing us to move a large portion of our employees to work-from-home and adding administrative complexity to our everyday human resources and employee technology functions. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, the impact of vaccine mandates and the willingness of our employees to comply with such mandates, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted. Further, the steps we have taken to protect the health, safety and financial security of our employees may result in other negative impacts on our operations, including increased costs, reduced efficiency levels or labor disputes resulting in a strike or other work stoppage or interruption.

The COVID-19 pandemic has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and accessibility to capital. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. The COVID-19 pandemic has caused and could continue to cause periods of significant economic slowdown, which could lead to reduced discretionary consumer spending and a corresponding reduction in demand for our products and could result in a material adverse effect on our business, financial condition and operating results.

To counteract the effects of COVID-19, governments around the world have implemented fiscal stimulus measures and vaccination rollouts, however, the magnitude and overall effectiveness of these actions remain uncertain and certain U.S. federal and state laws and regulations intended to reduce the spread of COVID-19 are in direct conflict, which means we may be unable to comply with all applicable laws and regulations in some of the jurisdictions in which we operate. Further, the full extent of the impact of COVID-19, including the extent of its impact on our business and financial condition, will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to: the length of time that the pandemic continues; the availability, distribution and continued efficacy of available treatments and vaccines; vaccination rates among the general public and our employees; its effect on our suppliers, logistics providers and the demand for our products; the effect of governmental regulations imposed in response to the pandemic; the effect on our customers, their communities and customer demand and ability to pay for our products and services, which may be affected by increased consumer debt levels, changes in net worth due to market conditions and other factors that impact consumer confidence; disruptions or restrictions on our employees’ ability to work and travel, as well as uncertainty regarding all of the foregoing.

While the home industry has fared much better during the COVID-19 pandemic than other sectors of the economy, the recent surges in COVID-19 cases due to new variants and the resurgence of inflation brought on by labor and supply shortages have had and may continue to have an adverse impact upon our business. Much is still unknown, including the duration and severity of the COVID-19 pandemic, the emergence of variants of COVID-19 that may continue to prolong the pandemic, the amount of time it will take for normal economic activity to resume, and future government actions that may be taken. Accordingly the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our suppliers, logistics providers and customers, which ultimately could result in material adverse effects on our business, financial condition and operating results. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on our business, liquidity, financial condition and operating results beyond what is discussed within this report. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and we expect to face difficulty in accurately forecasting our financial condition and operational results.

Additionally, to the extent the COVID-19 pandemic adversely affects our business, results of operations or financial condition, it may heighten other risks described in this “Risk Factors” section below.

Risks Related to our Business and Industry

Our business is dependent on general economic conditions and consumer discretionary spending, and reductions in such spending might adversely affect the Company’s business, operations, liquidity, financial results and stock price.

Our business depends on consumer discretionary spending, and our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions; consumer disposable income; consumer confidence and perception of economic conditions; the threat or outbreak of war, terrorism or public unrest (including, without limitation, the conflict in Ukraine) which may cause supply chain disruptions, increase fuel costs and transportation costs, and create general economic instability; wage and unemployment levels; consumer debt and inflationary pressures; the costs of basic necessities and other goods; effects of weather and natural disasters caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns including the ongoing COVID-19 pandemic. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Decreases in consumer discretionary spending may result in a decrease in comparable sales, and average value per transaction, which might cause us to increase promotional activities, which will have a negative impact on our gross margins, all of which could negatively affect the Company’s business, operations, liquidity, financial results and stock price, particularly if consumer spending levels are depressed for a prolonged period of time.

Our business model and growth strategy depend on our marketing efforts and ability to maintain our brand and attract customers to our platform in a cost-effective manner, including our ability to develop new features to enhance the consumer experience on our websites, mobile-optimized websites and mobile applications.

Our success depends on our ability to acquire and retain customers in a cost-effective manner through marketing efforts and maintenance of our brand. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as the websites of our competitors or our suppliers’ own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our advertising efforts consist primarily of email marketing, online advertisements and promotions, digital marketing and social media. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers through enhancements to the customer experience on our websites, mobile-optimized websites and mobile operations. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.

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

Our ability to grow our business depends on our ability to retain our existing customer base and generate increased revenue and repeat purchases from this customer base, and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:

●	providing imagery, tools and technology that attract customers who historically would have bought elsewhere;

●	maintaining a high-quality and diverse portfolio of products;

●	delivering products on time and without damage; and

●	maintaining and further developing our online and mobile platforms.

If we fail to increase net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement, our growth prospects, operating results and financial condition could be materially adversely affected.

Our continued revenue growth will depend upon, among other factors, our ability to acquire more customers, build our brands and launch new brands, introduce new products or offerings and improve existing product.

Maintaining and enhancing our brands is critical to acquiring and expanding our base of customers and suppliers. Our ability to maintain and enhance our brands depends largely on our ability to maintain customer confidence in our product and customer service offerings, including by delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality, delivery problems, competitive pressures, litigation or regulatory activity could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our customer base and result in decreased revenue, which could adversely affect our business and financial results. A significant portion of our customers’ brand experience also depends on third parties outside of our control, including suppliers and logistics providers such as R+L Carriers, AM Home Delivery and other third-party delivery agents. If these third parties do not meet our or our customers’ expectations, our brands may suffer irreparable damage.

In addition, maintaining and enhancing these brands may require us to make substantial investments in launching new brands or introducing new products or offerings, and these investments may not be successful. If we fail to promote, maintain, and improve our brands and products, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands or products may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not be able to do successfully.

Customer complaints or negative publicity about our sites, products, delivery times, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands.

We may be unsuccessful in launching or marketing new products or services, or launching existing products and services into new markets, or may be unable to successfully integrate new offerings into our existing platform, which would result in significant expense and may not achieve desired results.

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands, products and services and by expanding our existing offerings into new markets. Launching new brands and services or expanding geographically requires significant upfront investments, including investments in marketing, information technology and additional personnel. We may not be able to generate satisfactory revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands, products and services or to expand our existing offerings, or failure to successfully integrate new offerings into our existing offerings, platforms, and markets, could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.

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

We have experienced rapid growth since inception, which may not be indicative of future growth. If we fail to manage our growth effectively, we may experience difficulties in expanding our operations and service offerings and our business, financial condition and operating results could be harmed.

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel and increased labor shortages. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.

Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. Surges in online traffic and orders associated with any promotional activities or new brand or product offerings could place increased strain on our operations, including our logistics network, and may cause or exacerbate slowdowns or interruptions. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier and employee base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

Our business, and e-commerce generally, is highly competitive. Competition presents an ongoing threat to the success of our business.

Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes furniture stores, big box retailers, department stores, specialty retailers, and online retailers and marketplaces in the United States.

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

The marketing of our products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with search engines and social media platforms, including those operated by Google, Facebook, Bing and Yahoo! These platforms could change their terms and conditions of use at any time (and without notice) and/or significantly increase their fees. No assurances can be provided that we will be able to maintain cost-effective and otherwise satisfactory relationships with these platforms and our inability to do so in the case of one or more of these platforms could have a material adverse effect on our business, financial condition and results of operations.

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

Our internal information technology systems may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of critical and confidential information.

The satisfactory performance, reliability and availability of our websites, transaction processing systems, logistics network, and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.

For example, if one of our data centers fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, are also vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, cybersecurity-attacks, data loss, acts of war, break-ins, earthquake and similar events. In the event of a data center failure, the failover to a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our site’s functionality.

We use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we have in the past and may in the future experience slowdowns or interruptions on some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net revenue depends on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our websites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand.

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

If we fail to maintain adequate cybersecurity with respect to our systems and ensure that our third-party service providers do the same with respect to their systems, our business may be harmed.

We collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit certain proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit, encrypt, anonymize or pseudonymize certain confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction and personal data or other confidential and sensitive information from being breached or compromised. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, cybersecurity breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems and human resources management platforms. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of personal information, including consumers’ and employees’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; limited or terminated access to certain payment methods or fines or higher transaction fees to use such methods; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access that customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. We may need to devote significant resources to protect against cybersecurity breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

Our suppliers have imposed conditions in our business arrangements with them. If we are unable to continue satisfying these conditions, or such suppliers impose additional restrictions with which we cannot comply, it could have a material adverse effect on our business, financial condition and operating results.

Our suppliers place restrictive conditions on our doing business with them. If we cannot satisfy these conditions or if they impose additional or more restrictive conditions that we cannot satisfy, our business would be materially adversely affected. It would be materially detrimental to our business if these suppliers decided to no longer do business with us, increased the pricing at which they allow us to purchase their goods or impose other restrictions or conditions that make it more difficult for us to work with them. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We may be unable to source new suppliers or source additional, or strengthen our existing relationships with, suppliers, negotiate acceptable pricing and other terms with third-party service providers, suppliers and outsourcing partners and maintain our relationships with such entities.

We have relationships with numerous suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Part of our business with our suppliers is conducted through our participation in DMI’s purchasing group arrangement. For the years ended December 31, 2021 and 2020, we purchased a substantial portion of finished goods from DMI, representing 72.1% and 22.1% of purchases, respectively. Our participation in this consortium provides us with leverage and purchasing power with appliance vendors, and increases our ability to compete with competitors. If the relationship between DMI and suppliers materially changes, or if we are unable to participate in DMI on materially the same terms as we currently participate, then there is a risk that the prices of finished goods may increase or the availability of finished goods to the Company would decrease.

In order to attract quality suppliers, we must:

●	demonstrate our ability to help our suppliers increase their sales;

●	offer suppliers a high-quality, cost-effective fulfillment process; and

●	continue to provide suppliers with a dynamic and real-time view of our demand and inventory needs.

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

Moreover, we depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, transport security, inflation, the COVID-19 pandemic and other factors relating to our suppliers are beyond our control. For example, the COVID-19 pandemic has and may continue to adversely affect supplier facilities and operations due to factory closures, raw material and labor inflation and risks of labor shortages, among other things, which may materially and adversely affect our business, financial condition and operating results.

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

We depend on our relationships with third parties, and changes in our relationships with these parties could adversely affect our revenue and profits.

We rely on third parties to operate certain elements of our business. For example, we rely on a variety of regional and national carriers for our larger shipping services and small parcel products. As a result, we may be subject to shipping delays or disruptions caused by factors beyond our and our carriers’ control, including inclement weather, natural disasters, system interruptions and technology failures, labor shortages, increased fuel costs, health epidemics or bioterrorism. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as retail partner services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation and design services.

We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with us take other actions that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.

We may be unable to optimize, operate and manage the expansion of the capacity of our fulfillment centers, and our plans to expand capacity and develop new facilities may be adversely affected by the spread of COVID-19.

If we do not optimize and operate our fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers. The COVID-19 pandemic has disrupted and strained our fulfillment center labor pool and many continue to do so. Any unanticipated occurrences with respect to the COVID-19 pandemic, including any potential outbreak of cases or the development of a vaccine-resistant strain during the reopening of the U.S. economy by state and local governments, could cause us to experience disruptions to the operations of our fulfillment centers, including an insufficient and strained labor pool from time to time, which may negatively impact our ability to fulfill orders in a timely manner, which could harm our reputation, relationship with customers and results of operations. Failure to successfully address such challenges in a cost-effective and expedient manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition, and results of operations.

We anticipate the need to add additional fulfillment centers as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans, especially if the COVID-19 pandemic continues. If we are unable to secure new or expanded facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially and adversely affected. If demand for our product offerings grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by the spread of COVID-19 and its variant strains and related governmental orders and there may be delays or increased costs associated with such expansion as a result of the spread and impact of the COVID-19 pandemic. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional capital investment. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

Our business is dependent upon our ability to acquire, accurately value and manage inventory.

We purchase inventory to stock both current sales and future sales to satisfy consumer demand more quickly. Our purchases of inventory consist of products for resale and are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of inventory. An over-supply of inventory will generally cause downward pressure on our liquidity, sales prices and margins and increase our average days to sale. If we have excess inventory or our average days to sale increases, our liquidity and the results of our operations may be adversely affected because we may be unable to sell such inventory at prices that allow us to meet margin targets or to recover our costs. Inventory valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, liquidations and expected recoverable values of each disposition category.

Supply chain disruptions and shortages, disruptions in the availability of labor, and increased transportation costs can also significantly impair our ability to accurately manage inventory. As a result of these factors, we may be unable to acquire or sell inventory at attractive prices or to manage inventory effectively, and accordingly our revenue, gross margins and results of operations would be affected, which could have a material adverse effect on our business, financial condition and results of operations.

Seasonal trends in our business create variability in our financial and operating results and place increased strain on our operations.

Historically, we have experienced surges in online traffic and orders associated with promotional activities and seasonal trends, primarily during holidays such as Presidents Day, Memorial Day, July 4th, Labor Day, Thanksgiving Day, Christmas, Black Friday, and Cyber Monday. This activity may place additional demands on our technology systems and logistics network and could cause or exacerbate slowdowns or interruptions. Any such system, site or service interruptions could prevent us from efficiently receiving or fulfilling orders, which may reduce the volume or quality of goods or services we sell and may cause customer dissatisfaction and harm our reputation and brand. During the fiscal year ended December 31, 2021, typical seasonality was disrupted by the COVID-19 pandemic, which resulted in increased sales volumes during the second and third quarters of 2021. The COVID-19 pandemic may continue to disrupt the historical seasonality of our business and may create additional variability in our financial and operating results.

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

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we may modify our policies relating to returns from time to time, which could result in customer dissatisfaction or an increase in the number of product returns. Many of our products are large and require special handling and delivery. From time to time our products are damaged in transit, which can increase return rates and harm our brand.

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

We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well qualified employees, our business could be harmed.

We believe our success has depended, and continues to depend, on the members of our senior management team. The loss of any of our senior management or other key employees could materially harm our business. Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. Our inability to recruit and develop highly-skilled personnel could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.

Our continued integration of Appliances Connection may not be as successful as anticipated.

The Appliances Connection Acquisition involved numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities; and uncertainties related to design, operation and integration of internal control over financial reporting. Difficulties in the continued integration of Appliances Connection may result in the Company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Our business could also be negatively impacted by the Appliances Connection Acquisition. Potential difficulties that may be encountered in the continued integration process include, among other factors:

●	the inability to successfully integrate the business of Appliances Connection in a manner that permits us to achieve the full revenue and cost savings anticipated from the Appliances Connection Acquisition;

●	complexities associated with managing our larger, more complex, business;

●	not realizing anticipated operating synergies or incurring unexpected costs to realize such synergies;

●	integrating personnel across the Company while maintaining focus on providing consistent, high-quality products and services;

●	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the integration;

●	loss of key employees and need to hire new employees to accommodate the larger business and expected growth of the Company;

●	integrating relationships with customers, vendors and business partners;

●	performance shortfalls as a result of the diversion of our management’s attention caused by integrating Appliances Connection’s operations into our Company; and

●	the disruption of, or the loss of momentum in our ongoing business or inconsistencies in standards, controls, procedures and policies.

Our limited operating history makes it difficult to evaluate our current business and future prospects and the risk of your investment.

We were incorporated in 2019, and, as such, have a limited operating history. We have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our commercial prospects. Our operating results are not predictable and our historical results may not be indicative of our future results as our business expands. Our limited operating history makes it difficult for potential investors to evaluate our prospective operations and business prospects. Investors should consider our future prospects in light of the risks and uncertainties of early-stage companies operating in a competitive environment. We may encounter unanticipated problems as we continue to refine our business model and may be forced to make significant changes to our anticipated sales and revenue models to compete with our competitors’ offerings, which may adversely affect our results of operations and profitability.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud, which would harm our business and could negatively impact the price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent or detect fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting and the audit of our consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses, which were discovered to be material during 2021, were present at December 31, 2021: lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls; ineffective assessment and identification of changes in risk impacting internal control over financial reporting; inadequate selection and development of effective control activities, general controls over technology and effective policies and procedures; and ineffective evaluation and determination as to whether the components of internal control were present and functioning. The material weaknesses described or any newly identified material weakness could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. To remediate the material weaknesses identified above, we are implementing or plan to implement the following measures: enhancing reporting structure and increasing the number of qualified resources in roles over internal control over financial reporting; establishing formal risk assessment procedures to identify and monitor changes in the organization that could have an impact on internal control over financial reporting; and developing and documenting policies and procedures, including related business process and technology controls, assessing their effectiveness and establishing a program for continuous assessment of their effectiveness. See also Item 9A “Controls and Procedures— Management’s Annual Report on Internal Control Over Financial Reporting” for more information.

In addition, our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, our business could be harmed, investors may lose confidence in our financial reporting and the trading price of our common stock may decline as a result. Additionally, our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of our internal control over financial reporting. The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Certain of our directors and officers could be in a position of conflict of interest.

Our Executive Chairman, Ellery W. Roberts, is the controlling principal of 1847 Partners LLC (our “Manager”), which provides certain services to us, including administrative supervision and oversight of our day-to-day business operations, for a quarterly management fee equal to $62,500. He may obtain compensation and other benefits in transactions relating to us that involve our Manager. Consequently, Mr. Roberts may be in a position of conflict. Additionally, Edward J. Tobin, a member of our board of directors, also serves as a director of our Manager. Our Chief Executive Officer and member of our board of directors, Albert Fouerti, is on the board of directors of DMI. Additionally, the Company and two of our subsidiaries have entered lease agreements with entities owned by Mr. Fouerti.

These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. In the case of transactions with affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us.

Risks Related to Our Indebtedness and Liquidity

If we require additional financing to fuel our continued business growth, such additional financing may not be available on reasonable terms or at all.

Our future growth, including the potential for future market expansion may require additional capital. We will consider raising additional funds through various financing sources, including the procurement of additional commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to execute our growth strategy, and operating results may be adversely affected. Any additional debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.

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

Our debt and our ability to increase future leverage could limit our operating flexibility and ability to grow, and adversely affect our financial condition and cash flows.

Although currently we have significant borrowing availability, we have in the past had periods of significant leverage and any future increased leverage could adversely affect our ability to fund our operations, limit our ability to react to changes in the economy or our industry (placing us at a competitive disadvantage compared to competitors that are less highly leveraged), reduce our ability to use cash flows for operating, investing and financing opportunities (including working capital, capital expenditures, mergers and acquisitions and equity or debt repurchases), and prevent us from meeting our obligations under the agreements governing our indebtedness. Our ability to make scheduled payments on our debt obligations will depend on our ability to generate sufficient cash flows. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under the Term Loan and Revolving Loan and to fund other liquidity needs. Failure to generate sufficient cash flow would require us to refinance or restructure our debt or seek to raise additional capital (which could be dilutive to stockholders). If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Term Loan and Revolving Loan. Furthermore, the Term Loan and Revolving Loan contain covenants that may restrict our ability to implement our business plan, finance future operations, pay dividends, respond to changing business and economic conditions, secure additional financing, and engage in certain transactions (including mergers, acquisitions and dispositions).

If we default under the Term Loan and Revolving Loan because of an inability to meet our payment obligations, a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under the Term Loan and Revolving Loan, and any acceleration of amounts due would have a material adverse effect on our business, growth strategy, liquidity, financial condition and ability to continue as a going concern. We and our subsidiaries also may be able to incur substantial additional indebtedness in the future, subject to the foregoing restrictions, which could exacerbate the leverage risks noted above.

Certain of our variable rate indebtedness bears interest based on the London Interbank Offered Rate (“LIBOR”), which is expected to be discontinued generally after 2021. While our material financing arrangements indexed to LIBOR provide procedures for determining an alternative base rate in the event that LIBOR is discontinued, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR. Any changes in regulatory standards or industry practices, such as the transition away from LIBOR as a benchmark reference for short-term interest rates, may result in increased interest expense.

From time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our notes, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis.

Risks Related to Laws and Regulations

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

If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of Internet user information we collect would decrease, which could harm our business and operating results.

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

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our business, financial condition and operating results.

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, U.S. federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, U.S. federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018) where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Other new or revised taxes and, in particular, sales taxes, value added taxes and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. In addition, we may charge sales taxes in jurisdictions where our competitors do not, resulting in our product prices potentially being higher than those of our competitors. As a result, we may lose sales to our competitors in these jurisdictions. Any of these events or a successful assertion by one or more states or foreign countries requiring us to collect taxes where we currently do not do so, or to collect more taxes in a jurisdiction in which we currently collect some taxes, could have a material adverse effect on our business, financial condition and operating results.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could adversely affect our results of business, financial condition and operating results.

We are subject to various complex and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals have included an increase in the U.S. federal income tax rate applicable to corporations (such as us) from 21%, the imposition of a minimum tax on book income for certain corporations, and the imposition of an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock. Congress could consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect us, which, in turn, could adversely affect our business, financial condition and operating results.

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

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Litigation disputes could cause us to incur unforeseen expenses, result in site unavailability, service disruptions, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. We also from time to time receive inquiries and subpoenas and other types of information requests from government authorities and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position. See Item 3, “Legal Proceedings” for a description of our pending litigation and claims.

Risks Related to Ownership of Our Common Stock

A question has been raised as to the validity of a stockholder vote to increase our number of authorized shares of our common stock; without those additional authorized shares, we would have reduced flexibility to advance various corporate purposes.

At the Company’s annual meeting held December 21, 2021, we believe that our stockholders properly adopted an amendment to our Certificate of Incorporation to increase by 50,000,000 the number of authorized shares of our common stock, $0.0001 par value per share, to a total of 250,000,000 shares. As reported in a Form 8-K filing on December 28, 2021, a Certificate of Amendment to the Certificate of Incorporation setting forth such amendment (the “Certificate of Amendment”) was filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”). To date, none of these newly authorized shares of common stock has been issued. As noted in Item 3, “Legal Proceedings,” three purported stockholders have questioned the validity of that stockholder vote; and the Company is seeking validation of the Certificate of Amendment from the Court of Chancery of the State of Delaware (the “Court of Chancery”). To date, the Company has not designated or issued any shares of preferred stock. We cannot predict the outcome of the proceedings in the Court of Chancery, and there is some risk that the Court of Chancery could decline to validate the Certificate of Amendment. In that event, we would have only 200,000,000 shares of our common stock authorized, absent future stockholder action. In the event the Certificate of Amendment and related increase in authorized shares is not validated by the Court as a proper corporate action, the Company would have fewer than 828,245 shares of our common stock authorized and unissued and available for any of the corporate purposes for which we might need or wish to use new shares of our common stock, including for example as currency for transactions to acquire other companies or assets, as equity compensation for our employees, or as currency to raise new capital; and this could materially limit the Company’s ability or flexibility to implement transactions, or retain employees, that we believe would be in the Company’s interests.

We may not be able to maintain a listing of our common stock and warrants on NYSE American.

Our common stock and warrants are currently traded on NYSE American. We must meet certain financial and liquidity criteria to maintain the listing of our common stock and warrants. If we fail to meet any listing standards or if we violate any listing requirements, our common stock or warrants may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock and warrants from NYSE American may materially impair our stockholders’ ability to buy and sell our common stock and warrants and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock and warrants. The delisting of our common stock or warrants could significantly impair our ability to raise capital and the value of your investment.

The market price, trading volume and marketability of our common stock and warrants may, from time to time, be significantly affected by numerous factors beyond our control, which may materially adversely affect the market price of your common stock and warrants, the marketability of your common stock and warrants and our ability to raise capital through future equity financings.

The market price and trading volume of our common stock and warrants may fluctuate significantly. Many factors that are beyond our control may materially adversely affect the market price of your common stock and warrants, the marketability of your common stock and warrants and our ability to raise capital through equity financings. These factors include the following:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our securities to demand a higher investment return;

●	changes in earnings estimates or financial projections we may provide to the public and any changes in these estimates or projections or our failure to meet these estimates or projections; failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;

●	changes in market valuations of similar companies;

●	actions or announcements by us or our competitors of new businesses, services or products, significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	changes in laws or regulations applicable to our business;

●	additions or departures of key personnel;

●	actions by stockholders, including sales of large blocks of our common stock;

●	speculation in the media, online forums, or investment community; and

●	our ability to maintain the listing of our common stock and warrants on NYSE American.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, including e-commerce companies. Stock prices of many technology companies, including e-commerce companies, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Volatility in our stock price could adversely affect our business and financing opportunities and expose us to litigation. Securities litigation can subject us to substantial costs, divert resources and the attention of management from our business and materially adversely affect our business, financial condition and operating results.

Our warrants may not have any value.

Our outstanding warrants have a weighted average remaining contractual life of 4.42 years with a weighted average exercise price of $2.30. There can be no assurance that the market price of our common stock will ever equal or exceed the exercise price of the warrants. In the event that the stock price of our common stock does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

Holders of our warrants will have no rights as stockholders until such holders exercise their warrants and acquire our common stock.

Until holders of our warrants acquire common stock upon exercise thereof, such holders will have no rights with respect to the common stock underlying the warrants. Upon exercise of the warrants, the holders will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

An active, liquid trading market for our common stock may not be sustained, which may make it difficult to sell our common stock and warrants.

We cannot predict the extent to which investor interest in us will sustain a trading market or how active and liquid that market may remain. If an active and liquid trading market is not sustained, holders of our common stock and warrants may have difficulty selling any of our common stock that they purchased at a price above the price they purchased it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock and warrants may decline, and holders of our common stock and warrants may not be able to sell their shares of our common stock and warrants at or above the price they paid or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future.

We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. In addition, under our Credit Agreement, we are restricted from paying cash dividends, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay cash dividends on our common stock. Our ability to pay cash dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities that we or our subsidiaries may issue. Therefore, holders of our common stock may not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock and warrants could be negatively affected.

Any trading market for our common stock and warrants may be influenced in part by any research reports that securities industry analysts publish about us, our business, our market and our competitors. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock and warrants could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock and warrants could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock could cause the market price of our common stock to decline and would result in the dilution of our stockholders’ holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of our stockholders’ holdings. In addition, the perception that new issuances of our securities could occur could adversely affect the market price of our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return holders of our common stock may be able to achieve from an investment in our common stock.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NYSE American or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

For as long as we are an “emerging growth company,” or a “smaller reporting company” we will not be required to comply with certain reporting requirements that apply to some other public companies, and such reduced disclosures requirement may make our common stock less attractive.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), we may take advantage of exemptions from certain disclosure requirements applicable to other public companies that are not emerging growth companies. We are an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”); (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

For so long as we remain an “emerging growth company,” we will not be required to, among other things:

●	have an auditor report on our internal control over financial reporting pursuant to Sarbanes-Oxley;

●	comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about our audit and our financial statements;

●	include detailed compensation discussion and analysis in our filings under the Exchange Act and instead may provide a reduced level of disclosure concerning executive compensation; and

●	hold a non-binding stockholder advisory vote on executive compensation and stockholder approval of any “golden parachute” payments not previously approved.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have either: (i) a public float of less than $250 million, or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and: (A) no public float, or (B) a public float of less than $700 million. In the event that we are still considered a smaller reporting company, at such time we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase but will still be less than it would be if we were not considered either an “emerging growth company” or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an emerging growth company or smaller reporting company may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Because of these exemptions, some investors may find our common shares less attractive, which may result in a less active trading market for our common stock, and our share price may be more volatile.

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

Certain provisions of Delaware law and our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

●	provide that the Board is expressly authorized to adopt, amend or repeal our bylaws;

●	providing indemnification to our directors and officers;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

●	do not give the holders of our common stock cumulative voting rights with respect to the election of directors;

●	provide that directors may only be removed by the majority of the shares of voting stock then outstanding; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We operate the following facilities:

	Description of Use	Leased Square Footage (1)
Property Location:
Brooklyn, New York	Headquarters; Office Space; Showroom	21,000
Brooklyn, New York	Office Space	5,835
Brooklyn, New York	Showroom	3,800
Somerset, New Jersey	Warehouse	129,785
Hamilton, New Jersey	Warehouse	135,000
St. Charles, Missouri	Office Space; Showroom; Warehouse	86,800
Baldwin, Missouri(2)	Office Space; Showroom; Warehouse	50,000
Largo, Florida	Showroom; Warehouse	5,800
Total		438,020

(1)	Represents the total leased space.
(2)	On June 30, 2021, we closed this warehouse and retail showroom in anticipation of relocating to a new facility. We intend to sub-lease this space.

We believe that all our current facilities have been adequately maintained, are generally in good condition, and are suitable and capable of supporting our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

At the Company’s annual meeting on December 21, 2021, the stockholders were asked to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, dated July 30, 2020 (the “Certificate of Incorporation”), increasing the number of authorized shares of the Company’s common stock, par value $0.0001 per share (“Common Stock” and such proposal, the “Share Increase Proposal”) by 50,000,000 shares of Common Stock. As reported in a Form 8-K filing on December 28, 2021, the Share Increase Proposal was adopted and a Certificate of Amendment to the Certificate of Incorporation setting forth the amendment adopted pursuant to the Share Increase Proposal (the “Certificate of Amendment”) was filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”). To date, none of these newly authorized shares has actually been issued.

Three purported beneficial owners of Common Stock subsequently expressed concerns about a statement in the Company’s proxy statement related to the Share Increase Proposal, specifically questioning, in light of the proxy statement, the ability of brokerage firms and other custodians to vote shares of Common Stock held by them for the benefit of their customers in the absence of instructions from the beneficial owners. Based on an examination of the situation performed following receipt of these demands, the Company believes that the vote at the annual meeting was properly tabulated and that the proposed amendment was properly adopted in accordance with Delaware law. In light of the demands, however, and to ensure against any future question as to the validity of these newly authorized shares, the Company has elected to seek validation of its Certificate of Amendment through a Petition to the Court of Chancery of the State of Delaware (the “Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law (the “205 Petition”), dated as of March 9, 2022. The action, styled In re 1847 Goedeker Inc., C.A. 2022-0219-SG, seeks entry by the Court of Chancery of an order validating and declaring effective the Certificate of Amendment, and validating the additional shares of Common Stock authorized under the Share Increase Proposal.

One of the purported stockholders who had submitted a demand related to adoption of the Share Increase Proposal filed a Class Action Complaint in the Court of Chancery against the Company and its Board of Directors on March 1, 2022. The lawsuit, captioned Scot T. Boden v. 1847 Goedeker Inc., et al., C.A. No. 2022-0196-SG (the “Boden Action”), asserts two claims for relief. The first is against the Company for alleged violation of the Delaware General Corporation Law Section 225(b) for improper tabulation of the stockholder vote on the Share Increase Proposal. The second asserts that the Company’s directors breached their fiduciary duties by incorrectly tabulating the stockholder vote, and by causing a purportedly invalid amendment to our Certificate of Incorporation to be filed with the Delaware Secretary of State. We expect the Boden Action to be consolidated with the 205 Petition; and for reasons set out in the 205 Petition, the Company and its directors believe the Boden Action to be without merit and intend to defend the claims. The Company cannot predict the outcome of these proceedings.

From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. All other litigation currently pending against the Company relates to matters that have arisen in the ordinary course of business and we believe that such matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and warrants are traded on the NYSE American under the symbols “GOED” and “GOED WS,” respectively.

Holders of Record

As of March 28, 2022, there were approximately 49 stockholders of record of our common stock and 1 holder of record of our warrants. For our common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of common stock also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. Holders of our warrants are not entitled to participate in any dividends declared by our board of directors. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, under our Credit Agreement, we are restricted from paying cash dividends, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay cash dividends on our common stock. Our ability to pay cash dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities that we or our subsidiaries may issue. See also Item 1A “Risk Factors—Risks Related Ownership of Our Common Stock—We do not expect to declare or pay dividends in the foreseeable future.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

None.

Issuer’s Purchases of Equity Securities

On December 17, 2021 the Company’s board of directors authorized the repurchase of up to $25.0 million of the Company’s common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. The Company has yet to engage in share repurchase activity. The Company has $25.0 million remaining under its current share repurchase authorization.

ITEM 6. [Reserved.]

Part II, Item 6 is no longer required due to amendments to Regulation S-K that eliminate Item 301.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections Item 1A “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto, which are included in Part II, Item 8 of this Report.

We operate a content-driven and technology-enabled shopping destination for appliances, furniture and home goods. With warehouse fulfillment centers in the Northeast and Midwest, as well as showrooms in Brooklyn, New York, St. Louis, Missouri and Largo, Florida, we offer one-stop shopping for national and global brands. We carry many household name-brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and also carry many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Jenn-Air and Viking, among others. We also sell furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients.

Recent Developments

Appliances Connection Acquisition

On October 20, 2020, the Company entered into a securities purchase agreement, which was amended on December 8, 2020 and April 6, 2021, with ACI, Appliances Connection and the sellers thereto, pursuant to which ACI agreed to acquire all of the issued and outstanding capital stock or other equity securities of Appliances Connection from the sellers (the “Appliances Connection Acquisition”). We completed the Appliances Connection Acquisition on June 2, 2021, for an aggregate purchase price of $224.7 million, consisting of (i) $180.0 million in cash, (ii) 5,895,973 shares of the Company’s common stock valued at $12.3 million, and (iii) $32.4 million as a result of the post-closing net working capital adjustment provision. The Company recorded $0.9 million in acquisition related expenses.

In connection with the Appliances Connection Acquisition, the sellers agreed not to compete with the business of 1 Stop for two years following the acquisition.

The Appliances Connection purchase agreement also contained customary demand and “piggy-back” registration rights with respect to the shares issued to the sellers. Each seller entered into a lock-up agreement not to transfer or assign or otherwise dispose of the shares that were issued to that seller for 180 days after the closing, which period expired on November 29, 2021, and thereafter the seller is permitted to sell shares at a rate of no more than one percent of our outstanding stock per quarter until the one year anniversary of the closing of the Appliances Connection Acquisition.

Appliance Gallery Acquisition

On July 29, 2021, we acquired substantially all of the assets of, and assumed substantially all of the liabilities of, Appliance Gallery, Inc., a retail appliance store in Largo, Florida (“Appliance Gallery”), for a total purchase price of $1.4 million.

New Headquarters

We have transitioned our corporate headquarters to our office space and showroom in Brooklyn, New York. On March 15, 2022, we entered into a lease agreement with 8780 19 Ave LLC, a related party, for additional office space in Brooklyn to expand our headquarter office, currently located in the adjacent building, as we continue scaling our business and consolidating our corporate functions in Brooklyn. The lease expires on December 31, 2026, with an option to extend for an additional five years thereafter.

Share Repurchase Plan

On December 17, 2021, we approved a new share repurchase program under which we may repurchase up to $25.0 million of our outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Our decision to repurchase shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of our capital needs, obtaining requisite senior lender consent, market conditions and the price of our common stock, and other corporate considerations, as determined by our management. The repurchase program may be suspended or discontinued at any time. As of December 31, 2021, no shares have been repurchased.

Ongoing Impact of Coronavirus Pandemic

Starting in late 2019, COVID-19 began to rapidly spread around the world and to every state in the United States and was declared a pandemic in March 2020.

Most states and cities, including in markets in which we operate, have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. Since a majority of our sales are completed online and our call center, warehouse and distribution operations and Appliances Connection’s retail facilities and warehouse continued to operate, the restrictions put in place have not had a material negative impact on our operations.

However, we are dependent upon suppliers to provide us with all of the products that we sell. While the home industry has fared much better during the COVID-19 pandemic than other sectors of the economy, the pandemic has negatively impacted and may continue to negatively impact suppliers, manufacturers and the overall supply chain of our products. As a result, we have faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

The global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, increased inflation, and decreased consumer confidence resulting from the pandemic and other economic conditions. Changing consumer behaviors as a result of the pandemic may also have a material impact on our revenue.

Furthermore, the spread of COVID-19 has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

The COVID-19 pandemic also impacted our workforce, causing us to provide our employees the ability to work-from-home and adding administrative complexity to our everyday human resources and employee technology functions. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, the impact of vaccine mandates and the willingness of our employees to comply with such mandates, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted. Further, the steps we have taken to protect the health, safety and financial security of our employees may result in other negative impacts on our operations, including increased costs, reduced efficiency levels or labor disputes resulting in a strike or other work stoppage or interruption.

Much is still unknown, including the duration and severity of the COVID-19 pandemic, the emergence of variants of COVID-19 that may continue to prolong the pandemic, the amount of time it will take for normal economic activity to resume, and future government actions that may be taken. Accordingly the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our suppliers, logistics providers and customers, which ultimately could result in material adverse effects on our business, financial condition and operating results. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on our business, liquidity, financial condition and operating results beyond what is discussed within this report. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and we expect to face difficulty in accurately forecasting our financial condition and operational results. See also Item 1A “Risk Factors” for more information.

Trends and Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers, including those shopping online as a result of COVID-19;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	market conditions and our market position; and

●	our ability to successfully integrate the operations of Appliances Connection with our business.

Notably, due to the COVID-19 pandemic and associated supply chain crisis, our freight costs have increased materially as a proportion of sales, putting downward pressure on our gross margins. Our freight costs as percentage of sales increased from 8.0% in 2020 to 9.1% in 2021, on a consolidated proforma basis, and from 12.7% to 14.7%, excluding Appliances Connection. Recent increases in the fuel costs are putting additional downward pressure on our gross margins. Management believes that these trends are temporary in nature, and our margins will continue improving as supply chain stabilizes and fuel costs return back to normal.

Supply chain constraints also impacted our order fulfillment timing, further amplifying order cancellations and refunds caused by the outbreak of the COVID-19 pandemic. While switching to the authorization model in July 2021 helped mitigate order cancellations, we continued to experience order cancellations related to customer deposits collected in 2020 and early 2021 throughout third and fourth quarter 2021, resulting in negative operating cash flow.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations

The comparability of our results of operations between the periods discussed below is affected by the acquisitions we have completed during such periods. We may also evaluate and pursue acquisitions in the future, and such acquisitions, if completed, will continue to impact the comparability of our financial results. Our acquisitions may have materially different characteristics than our historical results, and such differences in economics may impact the comparability of our future results of operations to our historical results.

●	On April 5, 2019, we completed the Goedeker Television Acquisition.

●	On June 2, 2021, we completed the Appliances Connection Acquisition.

●	On July 29, 2021, we completed the Appliance Gallery Acquisition.

The Company accounted for the above acquisitions using the acquisition method of accounting in accordance with FASB ASC Topic 805 “Business Combinations.” In accordance with ASC 805, the Company used its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The consolidated operating results presented below for the year ended December 31, 2021 include the results of Appliances Connection from June 2, 2021 to December 31, 2021, and, therefore, are not comparable to the consolidated operating results for the year ended December 31, 2020.

The following table sets forth key components of our results of operations for the years ended December 31, 2021 and 2020, in thousands and as a percentage of our revenue.

	For the Year Ended		For the Year Ended
	December 31, 2021		December 31, 2020
	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$362,314	100.0%	$55,134	100.0%
Cost of goods sold	282,655	78.0%	47,879	86.8%
Gross profit	79,659	22.0%	7,255	13.2%

Operating Expenses
Personnel	21,577	6.0%	6,565	11.9%
Advertising	11,961	3.3%	4,865	8.8%
Bank and credit card fees	13,599	3.8%	1,807	3.3%
Depreciation and amortization	6,557	1.8%	550	1.0%
Acquisition expenses	865	0.2%	-	0.0%
Loss on abandonment of right-of-use asset	1,437	0.4%	-	0.0%
General and administrative	15,343	4.2%	7,901	14.3%

Total Operating Expenses	71,339	19.7%	21,688	39.3%

INCOME (LOSS) FROM OPERATIONS	8,320	2.3%	(14,433)	(26.2)%

Other Income (Expenses)
Interest income	95	0.0%	3	0.0%
Financing costs	(480)	(0.1)%	(763)	(1.4)%
Adjustment in value of contingency	(9)	(0.0)%	(139)	(0.3)%
Interest expense	(3,202)	(0.9)%	(871)	(1.6)%
Loss on extinguishment of debt	(1,748)	(0.5)%	(1,756)	(3.2)%
Write-off of acquisition receivable	-	0.0%	(809)	(1.5)%
Change in fair value of warrant liability	-	0.0%	(2,128)	(3.9)%
Other income (expense)	318	0.1%	26	0.1%

Total Other Income (Expenses)	(5,026)	(1.4)%	(6,437)	(11.7)%

NET INCOME (LOSS) BEFORE INCOME TAXES	3,294	0.9%	(20,870)	(37.9)%

INCOME TAX (EXPENSE) BENEFIT	4,376	1.2%	(698)	(1.3)%

NET INCOME (LOSS)	$7,670	2.1%	$(21,568)	(39.1)%

Product sales, net. We generate revenue from the retail sale of appliances, furniture, home goods and related products. Our product sales were $362.3 million for the year ended December 31, 2021, which included $314.5 million from Appliances Connection for the period from June 2, 2021 (date of acquisition) to December 31, 2021, as compared to $55.1 million for the year ended December 31, 2020, an increase of $307.2 million, or 557.2%. Such increases were primarily due to the impact of the Appliances Connection Acquisition. Excluding Appliances Connection, our product sales decreased by $7.4 million, or 13.3% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease is the result of reduced advertising spend to drive traffic to the Company’s www.goedekers.com website as we develop a company-wide advertising program.

Our product sale, net by type is as follows (in thousands):

	For the Year Ended		For the Year Ended
	December 31, 2021		December 31, 2020
	Amount	% of Net Sales	Amount	% of Net Sales
Appliance sales	$328,496	90.7%	$40,114	72.8%
Furniture sales	19,457	5.4%	11,800	21.4%
Other sales	14,361	4.0%	3,220	5.8%

Total	$362,314	100.0%	$55,134	100.0%

The percentage of furniture sales declined in the 2021 period as compared to the 2020 period as furniture sales comprised a lower percentage of Appliances Connection sales (3.2%) as compared to the total Company’s (5.4%).

Cost of goods sold. Our costs of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their product. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $282.7 million for the year ended December 31, 2021, as compared to $47.9 million for the year ended December 31, 2020, an increase of $234.8 million, or 490.4%. Excluding Appliances Connection, our cost of goods sold decreased by $9.0 million, or 18.9%. This decrease is the result of less sales (see above).

Our cost of goods sold by type is as follows (in thousands):

	For the Year Ended		For the Year Ended
	December 31, 2021		December 31, 2020
	Amount	% of Net Sales	Amount	% of Net Sales
Product costs, net of vendor rebates	$246,765	68.1%	$40,894	74.2%
Freight costs	35,890	9.9%	6,985	12.7%

Total	$282,655	78.0%	$47,879	86.8%

As a percentage of net sales, cost of goods sold was 78.0% and 86.8% for the year ended December 31, 2021 and 2020, respectively. Such decrease were primarily due to the impact of the Appliances Connection Acquisition. Excluding Appliances Connection, our cost of goods sold as a percentage of net sales decreased from 86.8% to 81.3%. Product costs as a percentage of net sales for the year ended December 31, 2021 was 68.1% compared to 74.1% for the year ended December 31, 2020. Such decrease was a result of increased vendor rebates because of increased purchase volume. Freight costs as a percentage of net sales was 9.9% for the year ended December 31, 2021 compared to 12.7% for the year ended December 31, 2020, reflecting better freight rates for Appliances Connection and our ability to leverage our larger scale business in the second half of 2021. Excluding Appliances Connection, freight costs increased as a percentage of net sales from 12.7% in 2020 to 14.7% in 2021.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $79.7 million for the year ended December 31, 2021, which included $70.7 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021, as compared to $7.3 million for the year ended December 31, 2020, an increase of $72.4 million, or 998.0%. Our gross margin (gross profit as a percentage of net sales) was 22.0% (or 18.7% excluding Appliances Connection) for the year ended December 31, 2021 and 13.2% for the year ended December 31, 2020. Such increases were primarily due to the impact of the Appliances Connection Acquisition. Excluding Appliances Connection, our gross profit increased by $1.7 million, or 23.2% for the year ended December 31, 2021, and our gross margin increased from 13.1% to 18.7% for the year ended December 31, 2021, a result of having improved supply chain (new vendors, increased purchase volume discounts, better freight rates), driven by the acquisition of Appliances Connection.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, training costs and stock compensation expense. Our personnel expenses were $21.6 million for the year ended December 31, 2021, which included $11.4 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021, as compared to $6.6 million for the year ended December 31, 2020, an increase of $15.0 million, or 228.7%. As a percentage of net sales, personnel expenses were 6.0% (or 21.4% excluding Appliances Connection) and 11.9% for the years ended December 31, 2021 and 2020, respectively. Such increases were primarily due to the impact of the Appliances Connection Acquisition. Excluding Appliances Connection, our personnel expenses increased by $3.6 million, or 55.5% the year ended December 31, 2021, and our personnel expenses as a percentage of net sales increased to 21.4% the year ended December 31, 2021. Such increase is the result of accruing the severance payments due a former officer.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $12.0 million for the year ended December 31, 2021, which included $7.9 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021, as compared to $4.9 million for the year ended December 31, 2020, an increase of $7.1 million, or 145.9%. As a percentage of net sales, advertising expenses were 3.3% (or 8.5% excluding Appliances Connection) and 8.8% for the years ended December 31, 2021 and 2020, respectively. Such increases were primarily due to the impact of the Appliances Connection Acquisition. Excluding Appliances Connection, our advertising expenses decreased by $0.8 million, or 16.3% the year ended December 31, 2021, and our advertising expenses as a percentage of net sales decreased from 8.8% the year ended December 31, 2020 to 8.5% the year ended December 31, 2021. The decrease relates to our efforts at improving the efficiency of our company-wide advertising program.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card payments made by customers and to third party sellers on whose websites we sell parts and other small items. Our bank and credit card fees were $13.6 million for the year ended December 31, 2021, which included $12.2 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021, as compared to $1.8 million for the year ended December 31, 2020, an increase of $11.8 million, or 652.6%. As a percentage of net sales, bank and credit card fees were 3.8% (or 2.8% excluding Appliances Connection) and 3.3% for the years ended December 31, 2021 and 2020, respectively. Bank and credit card fees are based on customer orders that are paid with a credit card (substantially all orders), so the increase was largely due to the increase in customer orders associated with the acquisition of Appliances Connection. Excluding Appliances Connection, our bank and credit card fees decreased by $0.5 million, or 25.1% for the year ended December 31, 2021, and our bank and credit card fees as a percentage of net sales decreased to 2.8% for the year ended December 31, 2021. The decrease was a result of adopting an authorization model for charging customer credit cards rather than charging at the time of purchase. This change resulted in lower credit fees.

Acquisition Expenses. During the year ended December 31, 2021, we incurred expenses related to the acquisitions of Appliances Connection and Appliance Gallery in the amount of $0.9 million, or 0.2% of net sales.

Depreciation and amortization. Depreciation and amortization was $6.6 million, or 1.8% of net sales, for the year ended December 31, 2021, as compared to $0.6 million, or 1.0% of net sales, for the year ended December 31, 2020. The increase is the result of amortizing intangible assets acquired in the Appliances Connection acquisition.

Loss on abandonment of right-of-use asset. During the year ended December 31, 2021, we incurred a loss in the amount of $1.4 million, or 0.4% of net sales, related to the closure of our old warehouse and showroom and write-off of related leasehold improvements.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, unremitted sales tax, and other expenses incurred in connection with general operations. Our general and administrative expenses were $15.3 million for the year ended December 31, 2021, which included $7.8 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021, as compared to $7.9 million for the year ended December 31, 2020, an increase of $7.4 million, or 94.2%. As a percentage of net sales, general and administrative expenses were 4.2% (or 15.8% excluding Appliances Connection) and 14.3% for the years ended December 31, 2021 and 2020, respectively. Such decreases were primarily due to the impact of the Appliances Connection Acquisition. Excluding Appliances Connection, our general and administrative expenses decreased by $0.3 million, or 4.2% for the year ended December 31, 2021. The decrease was largely due to some of our insurance expenses and other professional fees handled on a consolidated basis for the newly combined company.

Total other income (expense). We had $5.0 million in total other expense, net, for the year ended December 31, 2021, which included $0.5 million of other expense, net, from Appliances Connection for the period from June 2, 2021 to December 31, 2021, as compared to total other expense, net, of $6.4 million for the year ended December 31, 2020. Total other expense, net, for the year ended December 31, 2021 consisted primarily of interest expense of $3.2 million, financing costs of $0.5 million and a loss on extinguishment of debt of $1.7 million. Total other expense, net, for the year ended December 31, 2020 consisted primarily of interest expense of $0.8 million, loss on debt modification and extinguishment of $1.8 million, loss on acquisition working capital receivable of $0.8 million and change in the warrant liability of $2.1 million.

Income tax benefit (expense). We had an income tax net benefit of $4.4 million for the year ended December 31, 2021, as compared to an income tax expense of $0.7 million for the year ended December 31, 2020. As a result of the Appliances Connection Acquisition, the Company is able utilize previously derived net operating losses, as it is more likely than not that the Company will be profitable.

Net Income (Loss). As a result of the cumulative effect of the factors described above, we had net income of $7.7 million for the year ended December 31, 2021, which included net income of $30.6 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021, as compared to a net loss of $21.6 million for the year ended December 31, 2020, an increase of $29.2 million, or 135.6%. Excluding Appliances Connection, our net loss increased by $1.4 million, or 6.3% for the year ended December 31, 2021.

Non-GAAP to GAAP Reconciliation

This report contains financial measures, such as Adjusted net income (loss) before income taxes, that are not calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We define Adjusted net income (loss) before income taxes as Income (loss) from operations adjusted for non-cash charges such as: (i) adjustments in the value of contingencies and (ii) loss on extinguishment of debt.

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

The following tables provide a reconciliation of the non-GAAP measures disclosed above to the comparable GAAP measure, in thousands.

	Year Ended December 31, 2021
	GAAP	Elimination of Non-Cash Charges	Non-GAAP
Income (loss) from operations	$8,320	-	$8,320
Other income (expense)
Interest income	95	-	95
Financing costs	(480)	-	(480)
Adjustment in value of contingency	(9)	(9)	-
Interest expense	(3,202)	-	(3,202)
Loss on extinguishment of debt	(1,748)	(1,748)	-
Other income	318	-	318
Total other income (expense)	(5,026)	(1,757)	(3,269)
Net income (loss) before income taxes	$3,294		$5,051

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $25.7 million and restricted cash of $8.1 million, $5.5 million of which has been subsequently released. For the year ended December 31, 2021, we incurred operating income of approximately $8.3 million, cash flows used in operations of $18.3 million, and working capital of $16.0 million. On June 2, 2021, we completed the acquisition of Appliances Connection. Appliances Connection has historically been profitable; however, less than 7 months of their operations are included in our results for the year ended December 31, 2021. As of December 31, 2021, $58.5 million was outstanding under the Term Loan, and we had not utilized any of our $10.0 million Revolving Loan.

We have previously generated significant losses since our acquisition of Goedeker Television and have relied on cash on hand, external bank lines of credit, proceeds from public offerings, issuance of third-party and related-party debt and the issuance of a note to support cashflow from operations. Notably, we reported positive cash flow from operations in 2020 as money was collected from the customers at the time orders were placed, instead of the time orders were shipped, leading to accumulation of customer deposits ($21.9 million as of December 31, 2020). On June 2, 2021, we acquired Appliances Connection, which historically has been a profitable company with strong operating cash flow; however due to the ongoing COVID-19 pandemic and resulting supply chain constraints, we refunded to the customers $34.0 million in customer deposits throughout 2021, $27.4 million of which was due to order cancellations, leading to a negative operating cash flow in 2021. At this point we have been able to clear the majority of the historical customer deposit balances, and based on current facts and circumstances, we believe that we will have adequate cash flow from operations, external bank lines of credit, and proceeds from any future issuances of debt or equity to fund operations and service debt obligations for at least the next twelve months.

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

We assess liquidity and going concern uncertainty in our consolidated financial statements to determine whether there are sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, our ability to delay or curtail expenditures or programs and our ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period.

We have prepared estimates of operations for fiscal years 2022 and 2023 and believe that sufficient funds will be generated from operations to fund our operations and to service our debt obligations for one year from the date of the filing of this report. We have considered the impact of COVID-19 on our business in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations.

The consolidated financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. We believe, based on relevant conditions and events that are known and reasonably knowable, that our forecasts, for one year from the date of the filing of this report, indicate improved operations and our ability to continue operations as a going concern. See Note 2, “Summary of Significant Accounting Policies – Liquidity and Going Concern Assessment.”

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all consolidated financial statement periods presented in this report.

	For the Years Ended
	December 31,
	2021	2020
Net cash (used in) provided operating activities	$(18,328)	$5,409
Net cash used in investing activities	(204,834)	(113)
Net cash provided by in financing activities	247,041	4,145

Net change in cash, cash equivalents, and restricted cash	$23,879	$9,441

Cashflows (used in) provided by operating activities. Our net cash used in operating activities was $18.3 million for the year ended December 31, 2021, as compared to net cash provided by operating activities of $5.4 million for the year ended December 31, 2020. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Net income (loss) was $7.7 million and $(21.6) million for the years ended December 31, 2021 and 2020, respectively,

●

Cash used by accounts receivable was $(5.6) million and $(0.7) million for the years ended December 31, 2021 and 2020, respectively, due primarily to increases in sales volume as a result of the Acquisition of Appliances Connection,

●	Cash used by inventories was $(18.5) million and $(3.8) million for the years ended December 31, 2021 and 2020, respectively, due primarily to efforts to manage inventory levels to support the growth in sales as a result of the Acquisition of Appliances Connection, and

●	Cash (used by) provided by customer deposits was $(19.0) million and $17.7 million for the years ended December 31, 2021 and 2020, respectively, related to increases in sales volume as a result of the Acquisition of Appliances Connection and the timing it can take to fulfill orders as a result of supply chain shortages as during the economic downturn related to the COVID-19 pandemic.

Cashflows used in investing activities. Our net cash used in investing activities was $204.8 million for the year ended December 31, 2021, as compared to $0.1 million for the year ended December 31, 2020. The significant increase was a primarily a result of $202.9 million net cash paid in the acquisitions of Appliances Connection and Appliance Gallery.

Cashflows provided by financing activities. Our net cash provided by financing activities was $247.0 million for the year ended December 31, 2021, as compared to $4.1 million for the year ended December 31, 2020. Significant changes in financing activities affecting cash flows during these years included:

●	Net cash received from public offerings (including warrant exercises) of $196.8 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively, and

●	Net cash received from debt issuances of $60.8 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

Public Offerings

On August 4, 2020, the Company sold 1,111,200 shares of common stock for total gross proceeds of $10.0 million. After deducting the underwriting commission and expenses, the Company received net proceeds of $8.6 million.

On June 2, 2021, the Company sold 91,111,111 units, consisting of one share of common stock and a warrant to purchase one share of common stock, at a public offering price of $2.25 per unit to ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”), pursuant to an underwriting agreement dated May 27, 2021, for total gross proceeds of $205.0 million. Under the underwriting agreement, the Company granted the Underwriter a 30-day option to purchase up to 2,000,000 additional shares of common stock, at a purchase price of $2.0832 per share, and/or warrants to purchase up to 2,000,000 additional shares of common stock, at a purchase price of $0.0093 per warrant, in any combination thereof, solely to cover over-allotments, if any. The Underwriter exercised its option to purchase 2,000,000 additional warrants and 2,000,000 additional shares for total gross proceeds of $4.5 million. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $194.4 million. The Company used the proceeds of the offering to fund a portion of the purchase price for the AC Acquisition.

From June 25 through July 16, 2021, 1,052,248 shares of common stock were issued as a result of the exercise of 1,052,248 warrants for proceeds of $2.4 million.

Debt

Arvest Loan

On August 25, 2020, the Company entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3.5 million. As of December 31, 2020, the outstanding balance of this loan was $3.2 million, comprised of principal of $3.3 million, net of unamortized loan costs of $0.1 million. On May 10, 2021, the Company repaid this loan.

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

As of December 31, 2021, the Company has not borrowed any amounts under the Revolving Loan. As of December 31, 2021, the carrying value of the Term Loan is $55.2 million, comprised of principal of $58.5 million, net of unamortized loan costs of $3.3 million. Loan costs before amortization included $3.5 million of lender and placement agent fees and $0.3 million of legal other fees. The Company classified $7.5 million as a current liability and the balance as a long-term liability.

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

The Company must repay the principal amount of the Term Loan in quarterly installments of $1.5 million each, payable on the last business day of each March, June, September, and December, commencing on September 30, 2021 (the December 2021 payment was in January 2022). The remaining unpaid principal amount of the Term Loan must be repaid on the Term Loan Maturity Date (as defined in the Credit Agreement) unless payment is required sooner by the Credit Agreement. Revolving Loans may be repaid and reborrowed at any time until the Revolving Commitment Termination date (as defined in the Credit Agreement).

The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of insurance or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement. Additionally, mandatory repayments of amounts borrowed under the Revolving Loan facility are required if the amount borrowed at any time exceeds the commitment amount.

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

Northpoint Loan

On June 3, 2021, we entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), pursuant to which Northpoint may from time-to-time advance funds for the acquisition, financing and/or refinancing by the Company of inventory purchased from Samsung Electronics America, Inc. and/or affiliates and for such other purposes as are acceptable Northpoint. The loan and security agreement provides that Northpoint may establish a credit limit and may adjust such credit limit from time to time; provided that such credit limit does not constitute a commitment or committed line of credit to Northpoint. As of December 31, 2021, such credit limit is $2.0 million, of which $0.2 million was owed and included in accounts payable.

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

10% OID Senior Promissory Notes

On March 19, 2021, the Company entered into a securities purchase agreement with two institutional investors, pursuant to which the Company issued to each investor (i) a 10% OID senior secured promissory note in the principal amount of $2.8 million and (ii) a four-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $12.00 (subject to adjustments), which may be exercised on a cashless basis, for a purchase price of $2.5 million each, or $5.0 million in the aggregate, the relative fair value of which is $1.3 million and was recorded as debt discount. After deducting a placement fee and other expenses, the Company received net proceeds of $4.6 million. The original issue discount and warrant expense were amortized as interest expense. On June 2, 2021, the Company repaid these notes from the proceeds of the Term Loan. At the time of repayment, the Company wrote off the balance of the debt discount of $1.7 million, as a loss on early extinguishment of debt.

Vehicle Loans

The Company has financed purchases of transportation vehicles with notes payable, which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.59% to 5.74%. As of December 31, 2021, the outstanding balance of these vehicle loans is $1.5 million.

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

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of the Company in connection with performing services under the management services agreement. The Company did not pay any expenses for the years ended December 31, 2021 and 2020.

The Company expensed management fees of $0.3 million for each of the years ended December 31, 2021 and 2020, respectively.

Earn Out Payments

On January 18, 2019, the Company entered into an asset purchase agreement with Goedeker Television, Steve Goedeker and Mike Goedeker, pursuant to which on April 5, 2019 the Company acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (the “Goedeker Business”).

Pursuant to the asset purchase agreement, Goedeker Television is entitled to receive an earn out payment of $0.2 million if the EBITDA (as defined in the asset purchase agreement) of the Goedeker Business for the trailing twelve (12) month period from April 5, 2022 is $2.5 million or greater, and may be entitled to receive a partial earn out payment if the EBITDA of the Goedeker Business is less than $2.5 million but greater than $1.5 million. The Company expects to meet this target and adjusted the contingent note payable in the consolidated balance sheet to the present value of the amount due of $0.2 million as of December 31, 2021 and 2020, respectively.

Leases

On April 5, 2019, the Company entered into a lease agreement with S.H.J., L.L.C for its prior principal office in Ballwin, Missouri. The lease is for a term of five years and provides for a base rent of $45,000 per month. In addition, the Company is responsible for all taxes and insurance premiums during the lease term. The lease agreement contains customary events of default, representations, warranties, and covenants.

On May 31, 2019, YF Logistics entered into a sublease agreement with DMI for its warehouse space in Hamilton, NJ. The initial term of the sublease was for a period commencing on June 1, 2019 and terminating on April 30, 2020, with automatic renewals for successive one year terms until the earlier of (i) termination by either upon thirty days’ prior written notice or (ii) April 30, 2024. The sublease provides for a base rent equal to 71.43% of the base rent paid by DMI under its lease for the premises, plus 71.43% of any taxes, operating expenses, additional charges or any other amounts due by DMI, for a total of $56,250 per month. The initial right-of-use (“ROU”) asset and liability associated with this lease is $3.0 million.

On January 13, 2021, the Company entered into a lease agreement with Westgate 200, LLC, which was amended on March 31, 2021, for its new principal office and showroom in St. Charles, Missouri. The lease terminates on April 30, 2027, with two options to renew for additional five year periods. The base rent is $20,977 per month until September 30, 2021, and increases to $31,465 per month until April 30, 2022, after which time the base rent increases at approximately 2.5% per year thereafter. The Company must also pay its 43.4% pro rata portion of the property taxes, operating expenses and insurance costs and is also responsible to pay for the utilities used on the premises. The lease contains customary events of default. The initial ROU asset and liability associated with this lease is $2.0 million.

On June 2, 2021, 1 Stop entered into a new lease agreement with 1870 Bath Ave. LLC, a related party, for the premises located at 1870 Bath Avenue, Brooklyn, New York. The lease is for a term of ten years and provides for a base rent of $74,263 per month during the first year with annual increases to $96,896 during the last year of the term. 1 Stop is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. This lease replaces the prior lease entered into between the parties on September 1, 2018. The initial ROU asset and liability associated with this lease is $8.4 million.

On June 2, 2021, Joe’s Appliances entered into a new lease agreement with 812 5th Ave Realty LLC, a related party, for the premises located at 7812 5th Avenue, Brooklyn, New York. The lease is for a term of ten years and provides for a base rent of $6,365 per month during the first year with annual increases to $8,305 during the last year of the term. Joe’s Appliances is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. This lease replaces the prior lease entered into between the parties on September 1, 2018. The initial ROU asset and liability associated with this lease is $0.7 million.

On June 30, 2021, the Company closed an old warehouse and retail showroom in anticipation of relocating to a new facility. Accordingly, the Company wrote-off $1.4 million representing the remaining ROU asset and related leasehold improvements as of that date.

On July 29, 2021, AC Gallery entered into a lease agreement with Tom’s Flooring, LLC for the showroom and warehouse located in Largo, Florida. The lease is for a term of four months commencing on September 1, 2021 and ending on December 31, 2021 and provides for a base rent of $6,500 per month. AC Gallery must also pay its one-third pro rata portion of the common area maintenance charges, utilities and sales taxes. The lease contains customary events of default. The lease is short term and therefore not recorded as a ROU asset and liability.

On September 9, 2021, the Company entered into a warehouse agreement for a new warehouse in Somerset, New Jersey. The warehouse agreement is for a term of 26 months commencing on October 1, 2021, and ending November 29, 2023, unless the master lease for the premises is terminated earlier. The monthly storage fee is $136,274 for the first year, $140,274 for the second year, and $144,573 for the last two months. The Company also paid a security deposit of $272,549. The lease agreement contains customary events of default, representations, warranties, and covenants. The initial ROU and liability associated with this operating lease is $3.4 million.

On March 15, 2022, the Company entered into a lease agreement by and between the Company and 8780 19 Ave LLC, a New York limited liability company and related party, for the lease of a new office building located in Brooklyn, New York. The lease commenced on March 1, 2022 and shall expire on December 31, 2026. The Company has the option to extend the term of the lease for one additional term of five years. The premises of the lease contain approximately 5,835 rentable square feet. Under the terms of the lease, the Company will lease the premises at the monthly rate of $22,000 for the first year, with scheduled annual increases. The Company will receive a four-month rent concession so that its first rental payment shall become due on or before July 1, 2022.

Critical Accounting Policies and Estimates

The following discussion relates to critical accounting policies and estimates for our company. The preparation of consolidated financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

The Company records revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.

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

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We frequently offer sales incentives that entitle our customers to discounts at the time of purchase (if 3rd party financing is obtained or a seasonal sale discounts). This is not a performance obligation but is recognized as a reduction of the transaction price when the transaction occurs.

The Company also sells extended warranty contracts, acting as an agent for the warranty company and earns a commission on the warranty contracts purchased by customers; therefore, the cost of the warranty contracts is netted against warranty revenue in the accompanying consolidated statements of operations. The Company assumes no liability for repairs to products on which it has sold a warranty contract or products for which no warranty is sold, as the warranty obligations associated with the sale of our products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Sales returns are estimated based on historical return levels and our expectation of future returns. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. We evaluate goodwill for impairment annually, or more frequently if an event occurs or circumstances that indicate the goodwill is not recoverable. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. At December 31, 2021 and 2020, there were no impairments of goodwill.

Intangible Assets

As of December 31, 2021 and 2020, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives, or 5 years.

The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives. At December 31, 2021 and 2020, there were no impairments in intangible assets.

Impairment of Long-Lived Assets

The Company reviews its property and equipment and ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Impairments for the year ended December 31, 2021 were $1.4 million due to an abandonment of certain right-of-use assets. There were no impairments for the year ended December 31, 2020.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to disclose this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021.

Based on the evaluation performed as of December 31, 2021, as a result of the material weaknesses in internal control over financial reporting that are described below in “Management’s Report on Internal Control Over Financial Reporting,” our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Financial Officer, and effected by such company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

Management has determined that the Company’s ineffective internal control over financial reporting and resulting material weaknesses, stem primarily from management’s inability to maintain appropriately designed controls, which impacts the control environment, risk assessment procedures and ability to detect or prevent material misstatements to the financial statements. The material weaknesses were attributed to:

●	Lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls;

●	Ineffective assessment and identification of changes in risk impacting internal control over financial reporting;

●	Inadequate selection and development of effective control activities, general controls over technology and effective policies and procedures; and

●	Ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Management’s Remediation Plans

Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weaknesses. The Company’s remediation actions include, but are not limited to, the following:

●	Enhance reporting structure and increase the number of qualified resources in roles over internal control over financial reporting;

●	Establish formal risk assessment procedures to identify and monitor changes in the organization that could have an impact on internal control over financial reporting; and

●	Develop and document policies and procedures, including related business process and technology controls, assess their effectiveness and establish a program for continuous assessment of their effectiveness.

We believe these measures will remediate the control deficiencies, but management is assessing the need for any additional steps to remediate the underlying causes that give rise to these material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the Appliances Connection Acquisition (as further described in Note 10 to the consolidated financial statements) because the acquisition was completed in June 2021. Appliances Connection represented approximately 32% of the Company's total assets as of December 31, 2021, and revenue from Appliances Connection represented approximately 87% of the Company's total revenue for the year ended December 31, 2021.

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered accounting firm and will not be required to be subject to attestation so long as we are a smaller reporting company under the Securities Act.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our results of operations and cash flows for year ended December 31, 2021 and our financial condition as of such date, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be filed by amendment to this Annual Report or incorporated by reference to our 2022 proxy statement no later than April 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be filed by amendment to this Annual Report or incorporated by reference to our 2022 proxy statement no later than April 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be filed by amendment to this Annual Report or incorporated by reference to our 2022 proxy statement no later than April 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be filed by amendment to this Annual Report or incorporated by reference to our 2022 proxy statement no later than April 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be filed by amendment to this Annual Report or incorporated by reference to our 2022 proxy statement no later than April 30, 2022.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

(2)	Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 28, 2021)

3.3	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)

3.4	Amendment No 1. To Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2021)

4.1*	Description of Registrant’s Common Stock

4.2	Common Stock Purchase Warrant issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2021)

4.3	Common Stock Purchase Warrant issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 25, 2021)

4.4	Form of Representative’s Warrant for Initial Public Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2020)

10.1	Securities Purchase Agreement, dated October 20, 2020, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on March 29, 2021)

10.2	Amendment No. 1 to Securities Purchase Agreement, dated December 8, 2020, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 29, 2021)

10.3	Amendment No. 2 to Securities Purchase Agreement, dated April 6, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2021)

10.4	Warrant Agent Agreement, dated May 27, 2021, between 1847 Goedeker Inc. and American Stock Transfer & Trust Company, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2021)

10.5	Credit and Guaranty Agreement, dated June 2, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, certain other subsidiaries party thereto from time to time as guarantors, the financial institutions party thereto from time to time, and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2021)

10.6	Loan and Security Agreement, dated June 3, 2021, between 1847 Goedeker Inc. and Northpoint Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2021)

10.7	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Manufacturers and Traders Trust Company on June 2, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 3, 2021)

10.8	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to First Horizon Bank on June 2, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 3, 2021)

10.9	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Sterling National Bank on June 2, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 3, 2021)

10.10	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to BankUnited N.A. on June 2, 2021 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 3, 2021)

10.11	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Manufacturers and Traders Trust Company on June 2, 2021 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 3, 2021)

10.12	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to First Horizon Bank on June 2, 2021 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 3, 2021)

10.13	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Sterling National Bank on June 2, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 3, 2021)

10.14	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to BankUnited N.A. on June 2, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on June 3, 2021)

10.15	Pledge and Security Agreement, dated June 2, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and such other subsidiaries from time to time a party thereto, in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 3, 2021)

10.16	Management Services Agreement, dated April 5, 2019, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.17	Amendment No. 1 to Management Services Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.18	Lease Agreement, dated April 5, 2019, between S.H.J., L.L.C. and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.19	Lease Agreement, dated January 13, 2021, by and between Westgate 200, LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2021)

10.20	First Amendment to Lease Agreement, dated March 30, 2021, by and between Westgate 200, LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 5, 2021)

10.21	Lease, dated June 2, 2021, between 1870 Bath Ave. LLC and 1 Stop Electronics Center, Inc. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 3, 2021)

10.22	Lease, dated June 2, 2021, between 7812 5th Ave Realty LLC and Joe’s Appliances LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 3, 2021)

10.23	Sublease Agreement, dated May 31, 2019, between YF Logistics LLC and Icon 400 Cabot Owner Pool 4 NJ, LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.24	Lease Agreement, dated March 15, 2022, between 8780 19 Ave LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2022)

10.25	Warehouse Agreement, dated September 9, 2021, between Brook Warehousing Corporation and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.26	Agreement, dated September 9, 2021, between Brook Warehousing Corporation and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.27	Securities Purchase Agreement, dated March 19, 2021, among 1847 Goedeker Inc., Evergreen Capital Management LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2021)

10.28	Security Agreement, dated March 19, 2021, between 1847 Goedeker Inc. and SILAC Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 25, 2021)

10.29	10% OID Senior Secured Promissory Note issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 25, 2021)

10.30	10% OID Senior Secured Promissory Note issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 25, 2021)

10.31	Trademark Assignment Agreement, dated October 15, 2020, between Superior Deals, Inc. and Albert Fouerti (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.32	Trademark Assignment Agreement, dated October 15, 2020, between 1 Stop Electronics, Inc. and Albert Fouerti (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.33#	Amendment to Employment Letter Agreement, dated June 3, 2021, between 1847 Goedeker Inc. and Douglas T. Moore (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 9, 2021)

10.34#	Separation and Release Agreement, dated August 30, 2021, between Douglas T. Moore and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2021)

10.35#	Amendment No. 1 to Separation Agreement and Release, dated September 17, 2021, between Douglas T. Moore and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.36*#	Employment Agreement between Appliances Connection Inc. and Albert Fouerti

10.37*#	Employment Agreement between Appliances Connection Inc. and Elie Fouerti

10.38#	Employment Letter Agreement, dated July 14, 2021, between 1847 Goedeker Inc. and Maria Johnson (incorporated by reference to Exhibit 10.1 to the Current Report filed on July 20, 2021)

10.39#	Employment Letter Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and Robert D. Barry (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.40#	Transition and Separation Agreement, dated January 31, 2022, between 1847 Goedeker Inc. and Robert B. Barry (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K filed on February 2, 2022)

10.41*#	Independent Director Agreement between 1847 Goedeker Inc. and director Glyn C. Milburn, dated April 21, 2020, together with a schedule identifying other substantially identical agreements between the Company and each of its independent directors identified on the schedule and identifying the material differences between each of those agreements and the filed Independent Director Agreement

10.42#	Independent Director Agreement between 1847 Goedeker Inc. and director G. Alan Shaw, dated October 17, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 21, 2021)

10.43#	Independent Director Agreement between 1847 Goedeker Inc. and director James M. Schneider, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2022)

10.44#	Independent Director Agreement between 1847 Goedeker Inc. and director Alan P. Shor, dated May 18, 2021, (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 3, 2021)

10.45*#	Indemnification Agreement between 1847 Goedeker Inc. and Ellery W. Roberts, dated May 7, 2020, together with a schedule identifying other substantially identical agreements between the Company and each of its directors identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement

10.46#	Indemnification Agreement between 1847 Goedeker Inc. and G. Alan Shaw, dated October 17, 2021, (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 21, 2021)

10.47#	Indemnification Agreement between 1847 Goedeker Inc. and James M. Schneider, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 21, 2021)

10.48#	1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on August 3, 2020)

10.49#	Amendment No. 1 to 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.50#	Amendment No. 2 to 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed on December 28, 2021)

10.51#	Form of Stock Option Agreement for 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.52#	Form of Restricted Stock Award Agreement for 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.53	Cooperation Agreement, dated October 15, 2021, by and among 1847 Goedeker Inc., David L. Kanen, Philotimo Fund, LP, Philotimo Focused Growth and Income Fund and Kanen Wealth Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2021)

21.1*	List of Subsidiaries

23.1*	Consent of Friedman LLP

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

#	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
1847 Goedeker Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1847 Goedeker Inc. and subsidiaries (collectively the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

Marlton, New Jersey
March 31, 2022

 1847 GOEDEKER INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

ASSETS

Current Assets
Cash and cash equivalents	$25,724	$935
Restricted cash	8,067	8,977
Receivables, net	24,594	1,998
Vendor deposits	12,199	548
Merchandise inventory, net	44,754	5,147
Prepaid expenses and other current assets	5,980	635

Total Current Assets	121,318	18,240

Property and equipment, net	3,554	246
Operating lease right-of-use assets	14,937	1,578
Goodwill	191,614	4,726
Intangible assets, net	44,212	1,382
Other long-term assets	349	45

TOTAL ASSETS	$375,984	$26,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	72,592	12,702
Customer deposits	20,702	21,879
Current portion of notes payable, net	7,910	663
Current portion of finance lease liabilities	65	-
Current portion of operating lease liabilities	3,874	451
Contingent note payable	198	-

Total Current Liabilities	105,341	35,695

Notes payable, net of current portion	48,559	2,522
Finance lease liabilities, net of current portion	121	-
Operating lease liabilities, net of current portion	12,493	1,128
Deferred tax liability, net	3,867	-
Contingent note payable	-	188

TOTAL LIABILITIES	170,381	39,533

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 106,387,332 and 6,111,200 shares issued and outstanding as of December 31, 2021 and 2020	11	1
Additional paid-in capital	224,648	13,409
Accumulated deficit	(19,056)	(26,726)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	205,603	(13,316)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$375,984	$26,217

The accompanying notes are an integral part of these consolidated financial statements

1847 GOEDEKER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended
	December 31,
	2021	2020

Product sales, net	$362,314	$55,134
Cost of goods sold	282,655	47,879
Gross profit	79,659	7,255

Operating Expenses
Personnel	21,577	6,565
Advertising	11,961	4,865
Bank and credit card fees	13,599	1,807
Depreciation and amortization	6,557	550
Acquisition expenses	865	-
Loss on abandonment of right-of-use asset	1,437	-
General and administrative	15,343	7,901

Total Operating Expenses	71,339	21,688

INCOME (LOSS) FROM OPERATIONS	8,320	(14,433)

Other Income (Expenses)
Interest income	95	3
Financing costs	(480)	(763)
Adjustment in value of contingency	(9)	(139)
Interest expense	(3,202)	(871)
Loss on extinguishment of debt	(1,748)	(1,756)
Write-off of acquisition receivable	-	(809)
Change in fair value of warrant liability	-	(2,128)
Other income	318	26

Total Other Income (Expenses)	(5,026)	(6,437)

NET INCOME (LOSS) BEFORE INCOME TAXES	3,294	(20,870)

INCOME TAX (EXPENSE) BENEFIT	4,376	(698)

NET INCOME (LOSS)	$7,670	$(21,568)

NET INCOME (LOSS) PER COMMON SHARE	$0.12	$(3.95)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.10	$(3.95)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	64,528,299	5,463,603
DILUTED	76,460,460	5,463,603

The accompanying notes are an integral part of these consolidated financial statements

1847 GOEDEKER INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2019	4,750,000	1	$1,079	$(5,158)	$(4,078)

Issuance of 1847 Holdings warrants in connection with notes payable	-	-	567	-	567
Forgiveness of related party debt	-	-	137	-	137
Issuance of 1847 Holdings shares in connection with conversion of notes payable	-	-	375	-	375
Issuance of common stock for cash	1,111,200	-	8,602	-	8,602
Issuance of common stock in connection with exercise of warrants	250,000	-	2,250	-	2,250
Stock-based compensation	-	-	399	-	399
Net loss for the year ended December 31, 2020	-	-	-	(21,568)	(21,568)

Balance at December 31, 2020	6,111,200	$1	$13,409	$(26,726)	$(13,316)

Issuance of warrants with debt	-	-	1,340	-	1,340
Issuance of common stock in the acquisition of Appliances Connection	5,895,973	1	12,263	-	12,264
Issuance of common stock and warrants in connection with a public offering	93,111,111	9	194,389	-	194,398
Issuance of common stock through equity incentive awards	216,800	-	555	-	555
Issuance of common stock in connection with exercise of warrants	1,052,248	-	2,368	-	2,368
Stock-based compensation	-	-	324	-	324
Net income for the year ended December 31, 2021	-	-	-	7,670	7,670

Balance at December 31, 2021	106,387,332	$11	$224,648	$(19,056)	$205,603

The accompanying notes are an integral part of these consolidated financial statements

1847 GOEDEKER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,670	$(21,568)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	6,557	550
Amortization of debt discount	1,042	682
Stock-based compensation	879	399
Inventory reserve	968	-
Bad debt expense	148	-
Loss on extinguishment of debt	1,748	1,756
Loss on abandonment of right-of-use asset	1,437	-
Write-off of acquisition receivable	-	809
Adjustment in value of contingency	9	139
Change in fair value of warrant liability	-	2,128
Deferred tax (liability) asset	(4,908)	698
Non-cash lease expense	1,639	423
Changes in operating assets and liabilities:
Receivables	(5,603)	(665)
Vendor deposits	(1,652)	(253)
Merchandise inventory	(18,459)	(3,767)
Prepaid expenses and other assets	(3,448)	(551)
Accounts payable and accrued expenses	14,178	7,337
Customer deposits	(18,968)	17,715
Operating lease liabilities	(1,565)	(423)
Net cash (used in) provided by operating activities	(18,328)	5,409

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,899)	(113)
Cash paid to sellers in acquisition of Appliances Connection, net of cash acquired	(201,515)	-
Cash paid to sellers in acquisition of Appliance Gallery	(1,420)	-
Net cash used in investing activities	(204,834)	(113)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public equity offering	194,398	8,602
Proceeds from exercise of warrants	2,368	-
Proceeds from notes payable	60,833	642
Repayments of notes payable	(10,528)	(2,884)
Repayments of convertible notes payable	-	(771)
Repayments of finance lease liabilities	(30)	-
Net repayments of line of credit	-	(1,339)
Cash paid for financing costs	-	(105)
Net cash provided by financing activities	247,041	4,145

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	23,879	9,441
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	9,912	471

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$33,791	$9,912

Cash, cash equivalents, and restricted cash consist of the following:
End of the year
Cash and cash equivalents	25,724	935
Restricted cash	8,067	8,977

	$33,791	$9,912

Cash, cash equivalents, and restricted cash consist of the following:
Beginning of the year
Cash and cash equivalents	935	471
Restricted cash	8,977	-

	$9,912	$471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	2,394	764
Cash paid for income taxes	2,483	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use assets and liabilities assumed	14,520	-
Debt discount on notes payable from OID	2,310	-
Debt discount on notes payable from warrants	1,340	-
Stock issued in the acquisition of Appliances Connection	12,264	-
Due to seller (consideration) settled by vendor deposits	5,000	-
Net assets acquired in the acquisition of Appliances Connection	38,225	-
Net assets acquired in the acquisition of Appliance Gallery	252	-
Warrants in 1847 Holdings contributed on notes payable	-	567
Conversion of debt through the issuance of 1847 Holdings common shares	-	375
Derecognition of related party debt	-	138
Adjustment to fair value of goodwill based on final purchase price allocation	-	122
Conversion of warrant liability into common stock	-	2,250
Issuance of note payable to repay seller note	-	3,500

The accompanying notes are an integral part of these consolidated financial statements

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Goedeker Inc. (“1847 Goedeker”) was formed under the laws of the State of Delaware on January 10, 2019 for the sole purpose of acquiring the business of Goedeker Television Co., a Missouri corporation (“Goedeker Television”) Prior to the acquisition, the Company did not have any operations other than operations relating to its incorporation and organization.

On April 5, 2019, the Company acquired substantially all the assets and assumed substantially all the liabilities of Goedeker Television. As a result of this transaction, 1847 Goedeker acquired the former business of Goedeker Television and continues to operate this business.

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

On July 6, 2021, 1847 Goedeker formed AC Gallery Inc. (“AC Gallery”) as a wholly owned subsidiary in the State of Delaware.

On July 29, 2021, AC Gallery acquired substantially all the assets and assumed substantially all the liabilities of Appliance Gallery, Inc., a retail appliance store in Largo, Florida (“Appliance Gallery”). As a result of this transaction, AC Gallery acquired the former business of Appliance Gallery and continues to operate this business.

1847 Goedeker and its consolidated subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) operate a content-driven and technology-enabled shopping destination for appliances, furniture and home goods. With warehouse fulfillment centers in the Northeast and Midwest, as well as showrooms in Brooklyn, New York, St. Louis, Missouri, and Largo, Florida, the Company offers one-stop shopping for national and global brands. The Company carries many household name-brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and also carries many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Jenn-Air and Viking, among others. The Company also sells furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars. In the current year, the Company changed its presentation to thousands while percentages and earnings per share amounts presented are calculated from the underlying amounts. As a result of the change in presentation, prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to current period presentation and certain current and prior period amounts may not recalculate due to rounding.

Principles of Consolidation

The consolidated financial statements include our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of and during the reported period of the consolidated financial statements. Actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing basis.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Cash and cash equivalents include: (1) currency on hand, (2) demand deposits with banks or financial institutions, (3) other kinds of accounts that have the general characteristics of demand deposits, and (4) short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The majority of payments due from financial institutions for the settlement of credit card and debit card transactions process within two business days and are, therefore, classified as cash and cash equivalents. Other payment methods that take more time to settle are classified as receivables.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

At December 31, 2021, restricted cash includes $0.2 million to secure a vendor letter of credit and $7.9 million withheld by credit card processors as security for the Company’s customer refund claims and credit card chargebacks. The cash pledged to secure the letter of credit will be released when the vendor offers the Company credit terms, and the cash held by credit card processors will be released at the discretion of the credit card companies.

Revenue Recognition and Cost of Revenue

The Company records revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.

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

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We frequently offer sales incentives that entitle our customers to discounts at the time of purchase (if 3rd party financing is obtained or a seasonal sale discounts). This is not a performance obligation but is recognized as a reduction of the transaction price when the transaction occurs.

The Company also sells extended warranty contracts, acting as an agent for the warranty company and earns a commission on the warranty contracts purchased by customers; therefore, the cost of the warranty contracts is netted against warranty revenue in the accompanying consolidated statements of operations. The Company assumes no liability for repairs to products on which it has sold a warranty contract or products for which no warranty is sold, as the warranty obligations associated with the sale of our products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Sales returns are estimated based on historical return levels and our expectation of future returns. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.

Customer deposits ‒ Includes amounts collected from customers when an order is placed. The deposits are transferred to revenue when the order ships to the customer or returned to the Company if the order is subsequently cancelled. Customer deposits as of December 31, 2021 and 2020 were $20.7 million and $21.9 million, respectively.

Cost of revenue ‒ Includes the cost of purchased merchandise plus the cost of shipping merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Vendor allowances primarily consist of volume rebates that are earned as a result of attaining certain purchase levels and advertising allowances for the promotion of vendors’ products that are typically based on guaranteed minimum amounts with additional amounts being earned for attaining certain purchase levels. These vendor allowances are accrued as earned, with those allowances received as a result of attaining certain purchase levels accrued over the incentive period based on estimates of purchases. Volume rebates and certain advertising allowances reduce the carrying cost of inventory and are recognized in cost of sales when earned.

Shipping and Handling ‒ The Company bills its customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales. Shipping and handling expenses for the years ended December 31, 2021 and 2020 was $36.5 million and $7.0 million, respectively.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Advertising ‒ Costs for advertising are expensed as incurred. These costs include direct response performance marketing costs, such as paid search advertising, social media advertising, and search engine optimization. Advertising expense for the years ended December 31, 2021 and 2020 was $12.0 million and $4.9 million, respectively.

Receivables

Receivables consists of customer’s balance payments for which the Company extends credit to certain homebuilders and designers based on prior business relationships, and vendor rebate receivables. Vendor rebate receivables represent amounts due from manufacturers from whom the Company purchases products. Rebate receivables are stated at the amount that management expects to collect from manufacturers (vendors). Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on the Company’s assessment of the credit history with its manufacturers, it has concluded that there should be no allowance for uncollectible accounts.

The Company historically collects substantially all its trade receivables from customers and bad debt expense has been historically immaterial to the consolidated financial statements. Uncollectible balances are expensed in the period it is determined to be uncollectible. The Company had no significant concentrations of receivables balances as of December 31, 2021 and 2020.

Merchandise Inventory

Inventory consists of finished products acquired for resale and is stated at the lower of cost (on an average cost basis) or net realizable value. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. Based on these evaluations, the Company determined an obsolescence allowance of $0.8 million and $0.4 million was needed at December 31, 2021 and 2020, respectively.

Property and Equipment

Property and equipment is stated at the historical cost. Maintenance and repairs of property and equipment are expensed in operations as incurred. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Useful Life (Years)

Equipment	5
Warehouse equipment	2-7
Furniture and fixtures	1-3
Transportation equipment	1-5
Leasehold improvements	2-5

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. We evaluate goodwill for impairment annually, or more frequently if an event occurs or circumstances that indicate the goodwill is not recoverable. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. At December 31, 2021 and 2020, there were no impairments of goodwill.

Intangible Assets

As of December 31, 2021 and 2020, definite-lived intangible assets primarily consisted of tradenames and customer relationships which are being amortized over their estimated useful lives, or 5 years.

The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives. At December 31, 2021 and 2020, there were no impairments in intangible assets.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Impairment of Long-Lived Assets

The Company reviews its property and equipment and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Impairments for the year ended December 31, 2021 were $1.4 million due to an abandonment of certain right-of-use assets. There were no impairments for the year ended December 31, 2020.

Leases

The Company accounts for leases in accordance with ASC Topic 842, “Leases.” The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company recognizes ROU assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Operating lease payments are recognized as an expense on a straight-line basis over the lease term in equal amounts of rent expense attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years. The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

When calculating the present value of minimum lease payments, we account for leases as one single lease component if a lease has both lease and non-lease fixed cost components. Variable lease and non-lease cost components are expensed as incurred.

We do not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less. We recognize the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term.

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

Level 1: Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.

Level 2: Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3: Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

Cash, restricted cash, receivables, inventory, vendor deposits, prepaid expenses, accounts payable, accrued expenses, and customer deposits approximate fair value, due to their short-term nature. The carrying value of notes payable and short and long-term debt also approximates fair value since these instruments bear market rates of interest.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to long-lived assets, intangible assets, and goodwill, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. An impairment loss was recorded for the following:

ROU operating lease assets. During the years ended December 31, 2021, we identified changes in events and circumstances relating to a certain ROU operating lease asset, that was abandoned as a result of the Company closing its warehouse and retail showroom in anticipation of relocating to a new facility that was acquired in the acquisition of Appliances Connection (see Note 10). Consequently, the lease facility was abandoned and we recorded an impairment loss during the year ended December 31, 2021 of $1.4 million.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. The Company accrued sales taxes in the states with sales tax. The Company accrued the liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At December 31, 2021 and 2020, the amount of such accrual was $23.6 million and $5.8 million, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted earnings (loss) per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period (see Note 16).

Stock-Based Compensation

We recognize the fair value compensation cost relating to stock-based payment transactions in accordance with ASC Topic 718, “Share-Based Payments,”. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period (see Note 15). The fair value of our stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant (intrinsic value method). The Company has elected to recognize forfeitures as they occur.

Impact of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The extent of the COVID-19 pandemic’s continued effect on our operational and financial performance and those of third parties on which the Company relies will depend on future developments, including the duration, spread and intensity of the outbreak, the pace at which jurisdictions across the country re-open and restrictions begin to lift. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential impacts on its business and financing. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

Liquidity and Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

As of December 31, 2021, we had cash and cash equivalents of $25.7 million and restricted cash of $8.1 million. For the year ended December 31, 2021, the Company incurred operating income of approximately $8.3 million, cash flows used in operations of $18.3 million, and working capital of $16.0 million. On June 2, 2021, the Company completed the acquisition of Appliances Connection. Appliances Connection has historically been profitable; however, less than 7 months of their operations are included in results for the year ended December 31, 2021.

Management has prepared estimates of operations for fiscal years 2022 and 2023 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of these consolidated financial statements in the Company’s 10-K. The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations.

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

Recent Accounting Pronouncements

Recently Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018 modifies the disclosure requirements of Accounting Standards Codification ASC 820 with certain removals, modifications, and additions. Eliminated disclosures that may affect the Company include (1) transfers between level 1 and level 2 of the fair value hierarchy, and (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy. Modified disclosures that may affect the Company include (1) a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse if the entity has communicated the timing publicly for investments in certain entities that calculate net asset value, and (2) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosures that may affect the Company include (1) disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements held at the end of the reporting period, and (2) disclosure of the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. We adopted ASU 2018-13 as of January 1, 2021. Our adoption did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 was effective for us as of January 1, 2021. Our adoption did not have a material impact on our consolidated financial statements.

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our consolidated financial statements.

The Company currently believes that all other issued and not yet effective accounting standards are not relevant to the Company’s consolidated financial statements.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 3—REVENUES

Disaggregated Revenue ‒ The Company disaggregates revenue from contracts with customers by product type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by product type is as follows (in thousands):

	For the Years Ended
	December 31,	December 31,
	2021	2020

Appliance sales	$328,496	$40,114
Furniture sales	19,457	11,800
Other sales	14,361	3,220

Total	$362,314	$55,134

NOTE 4—RECEIVABLES

Receivables at December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020

Trade accounts receivable	$10,694	$-
Vendor rebates receivable	11,633	1,338
Other receivables	2,660	-
Credit cards in process of collection	-	660

Total receivables	24,987	1,998
Less allowance for doubtful accounts	(393)	-

Total receivables, net	$24,594	$1,998

NOTE 5—VENDOR DEPOSITS

Deposits with vendors represent cash on deposit with one vendor arising from accumulated rebates paid by the vendor. The deposits are used by the vendor to seek to secure the Company’s purchases. The deposit can be withdrawn at any time up to the amount of the Company’s credit line with the vendor. Alternatively, the Company could secure their credit line with a floor plan line from a lender and withdraw all its deposits. The Company has elected to leave the deposits with the vendor on which it earns interest income (see Note 14).

Vendor deposits as of December 31, 2021 and 2020 were $12.2 million and $0.5 million, respectively.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 6—MERCHANDISE INVENTORY

Merchandise inventory at December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020

Appliances	$41,992	$5,286
Furniture	1,166	195
Other	2,439	91

Total merchandise inventory	45,729	5,572
Less reserve for obsolescence	(843)	(425)

Total merchandise inventory, net	$44,754	$5,147

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020

Equipment	$163	$69
Warehouse equipment	546	61
Furniture and fixtures	23	1
Transportation equipment	1,634	64
Leasehold improvements	41	137
Construction in progress	1,597	-

Total property and equipment	4,004	332
Less: accumulated depreciation	(450)	(86)

Property and equipment, net	$3,554	$246

Depreciation expense for the years ended December 31, 2021 and 2020 was $0.4 million and $0.05 million, respectively.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 8—INTANGIBLE ASSETS AND GOODWILL

Intangible assets at December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020

Customer relationships	$24,148	$749
Tradenames	26,935	1,368

Total intangible assets	51,083	2,117
Less: accumulated amortization	(6,871)	(735)

Intangible assets, net	$44,212	$1,382

In connection with the acquisition of Goedeker Television, the Company identified intangible assets of $2.1 million, representing tradenames and customer relationships. For the Appliances Connection acquisition, the Company identified intangible assets of $50.1 million, representing tradenames and customer relationships.

These assets are being amortized on a straight-line basis over their average estimated useful life of 5.0 years. Amortization expense for the years ended December 31, 2021 and 2020 was $6.1 million and $0.4 million, respectively.

Estimated amortization expense for the trade names and customer relationships for the next five years consists of the following as of December 31, 2021 (in thousands):

Year Ending December 31,	Amount

2022	$10,217
2023	10,217
2024	9,905
2025	9,793
2026	4,080

Total	$44,212

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, are as follows (in thousands):

Balance at December 31, 2019	$-

Goodwill from acquisition of Goedeker	4,726

Balance at December 31, 2020	$4,726

Goodwill from acquisition of Appliances Connection	185,720
Goodwill from acquisition of Appliances Gallery	1,168

Balance at December 31, 2021	$191,614

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020

Trade accounts payable	$41,166	$5,975
Accrued sales tax	23,628	5,804
Accrued payroll liabilities	984	493
Accrued interest	794	10
Accrued liability for sales returns	200	200
Accrued income taxes	334	-
Credit cards payable	1,004	-
Accrued insurance	955	-
Accrued severance	496	-
Other accrued liabilities	3,031	220

Total accounts payable and accrued expenses	$72,592	$12,702

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 10—BUSINESS COMBINATIONS

Appliances Connection

On October 20, 2020, the Company entered into a securities purchase agreement, which was amended on December 8, 2020 and April 6, 2021 (as amended, the “AC Purchase Agreement”), with ACI, Appliances Connection and the sellers (the “Sellers”), pursuant to which ACI agreed to acquire all of the issued and outstanding capital stock or other equity securities of Appliances Connection from the Sellers (the “AC Acquisition”). The AC Acquisition was completed on June 2, 2021.

The aggregate purchase price was $224.7 million, consisting of (i) $180.0 million in cash, (ii) 5,895,973 shares of the Company’s common stock valued at $12.3 million, and (iii) $32.4 million as a result of the post-closing net working capital adjustment provision. The Company recorded $0.9 million in acquisition related expenses.

The Company accounted for the AC Acquisition using the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. In accordance with ASC 805, the Company assigned fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

The purchase price was allocated as follows (in thousands):

	Initial Allocation (1)	Adjustments	Updated Allocation

Purchase consideration at fair value:

Cash consideration	$180,000	$-	$180,000
Common stock	12,264	-	12,264
Working capital adjustment	32,597	(186)	32,411

Total consideration	$224,861	$(186)	$224,675

Assets acquired and liabilities assumed at fair value:

Cash	$5,897	$-	$5,897
Receivables	19,403	(2,262)	17,141
Vendor deposits	15,000	-	15,000
Merchandise inventory	20,484	1,150	21,634
Prepaid expenses and other current assets	2,194	-	2,194
Property and equipment	1,891	-	1,891
Right-of-use operating lease assets	1,834	-	1,834
Customer relationships	25,800	(2,401)	23,399
Tradenames	24,336	1,231	25,567
Goodwill	177,875	7,845	185,720
Accounts payable and accrued expenses	(43,633)	(2,082)	(45,715)
Customer deposits	(13,138)	(4,398)	(17,536)
Notes payable	(1,527)	-	(1,527)
Finance lease liabilities	(215)	-	(215)
Right-of-use operating lease liabilities	(1,834)	-	(1,834)
Net deferred tax liabilities	(9,506)	731	(8,775)

Net assets acquired	$224,861	$(186)	$224,675

(1)	As reported in our September 30, 2021 Form 10-Q, filed on November 15, 2021.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

The adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed. The adjustments made to the initial allocation did not result in material changes to the amortization expense recorded in the previous quarters.

We are amortizing the customer relationship and tradename intangible assets acquired over 5 years. Goodwill and intangibles recognized for this transaction are not deductible for tax purposes.

From the date of acquisition until December 31, 2021, Appliances Connection contributed net sales of $314.5 million and net income from continuing operations of $30.6 million, which are included in our consolidated statements of operations.

Appliance Gallery

On July 6, 2021, AC Gallery entered into an asset purchase agreement, which was amended on July 21, 2021 and July 29, 2021 (as amended, the “AG Purchase Agreement”), with Appliance Gallery, pursuant to which AC Gallery agreed to acquire substantially all the assets and assumed substantially all the liabilities of Appliance Gallery (the “AG Acquisition”). The AG Acquisition was completed on July 29, 2021.

Pursuant to the AG Purchase Agreement, the purchase price paid at closing was $1.4 million.

The Company accounted for the Gallery Acquisition using the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. In accordance with ASC 805, the Company assigned fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

The purchase price was allocated as follows (in thousands):

Purchase consideration at fair value:

Cash consideration	$1,420

Total consideration	$1,420

Assets acquired and liabilities assumed at fair value:

Merchandise inventory	$483
Prepaid expenses and other current assets	6
Property and equipment	19
Goodwill	1,168
Customer deposits	(256)

Net assets acquired	$1,420

Goodwill recognized for this transaction is deductible for tax purposes.

From the date of acquisition until December 31, 2021, Appliance Gallery contributed net sales of $0.2 million and net income from continuing operations of $0.2 million, which are included in our consolidated statements of operations.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Pro Forma Information

The following unaudited pro forma results presented below (in thousands) include the effects of the AC and AG Acquisitions as if they had been consummated as of January 1, 2020, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions.

	December 31,	December 31,
	2021	2020

Net sales	$541,742	$370,144
Net income	27,910	(11,188)
Earnings (loss) per share:
Basic	$0.26	$(0.11)
Diluted	0.17	(0.11)

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 11—NOTES PAYABLE

Burnley Capital LLC

On April 5, 2019, the Company, as borrower, and Holdco entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base (as defined in the loan and security agreement) or (ii) $1.5 million minus reserves established Burnley at any time in accordance with the loan and security agreement. In connection with the closing of the acquisition of Goedeker on April 5, 2019, the Company borrowed $0.7 million under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1.5 million.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the revolving note in full and the loan and security agreement was terminated. The total payoff amount was $0.1 million.

Small Business Community Capital II, L.P.

On April 5, 2019, the Company, as borrower, and Holdco entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1.5 million, pursuant to which the Company issued to SBCC a term note in the principal amount of up to $1.5 million and a ten-year warrant to purchase shares of the most senior capital stock of the Company equal to 5.0% of the outstanding equity securities of the Company on a fully-diluted basis for an aggregate price equal to $100.

On August 4, 2020, the Company used a portion of the proceeds from the IPO to repay the term note in full and the loan and security agreement was terminated. The total payoff amount was $1.1 million.

The Company classified the warrant as a derivative liability on the balance sheet at June 30, 2020 of $2.3 million based on the estimated value of the warrant in the IPO. The increase in the value of the warrant from the estimated value of $0.1 million resulted in a charge of $2.1 million during the year ended December 31, 2020. Immediately prior to the closing of the IPO on August 4, 2020, SBCC converted the warrant into 250,000 shares of common stock.

Arvest Loan

On August 25, 2020, the Company entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3.5 million. As of December 31, 2020, the outstanding balance of this loan was $3.2 million, comprised of principal of $3.3 million, net of unamortized loan costs of $0.1 million. On May 10, 2021, the Company repaid this loan.

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

As of December 31, 2021, the Company has not borrowed any amounts under the Revolving Loan. As of December 31, 2021, the carrying value of the Term Loan is $55.2 million, comprised of principal of $58.5 million, net of unamortized loan costs of $3.3 million. Loan costs before amortization included $3.5 million of lender and placement agent fees and $0.3 million of legal other fees. The Company classified $7.5 million as a current liability and the balance as a long-term liability.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Each of the Loans matures on June 2, 2026. The Loans will bear interest on the unpaid principal amount thereof as follows: (i) if it is a Loan bearing interest at a rate determined by the Base Rate (as defined in the Credit Agreement), then at the Base Rate plus the Applicable Margin (as defined in the Credit Agreement) for such Loan; (ii) if it is a Loan bearing interest at a rate determined by the LIBOR Rate (as defined in the Credit Agreement), then at the LIBOR Rate plus the Applicable Margin for such Loan; and (iii) if it is a Swing Line Loan, then at the rate applicable to Loans bearing interest at a rate determined by the Base Rate. The Term Loan initially bears interest at the LIBOR Rate plus Applicable Margin (3.9%), with an initial interest period of six months. The Company may elect to continue or convert the existing interest rate benchmark for the Term Loan from LIBOR Rate to Base Rate, and may elect the interest rate benchmark for future Revolving Loans as either LIBOR Rate or Base Rate (and, with respect to any Loan made at the LIBOR Rate, may also select the interest period applicable to any such Loan), by notifying M&T and Lenders from time to time in accordance with the provisions of the Credit Agreement. Notwithstanding the foregoing, following an Event of Default (as defined in the Credit Agreement), the Loans will bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable Loan.

The Company must repay the principal amount of the Term Loan in quarterly installments of $1.5 million each, payable on the last business day of each March, June, September, and December, commencing on September 30, 2021 (the December 2021 payment was in January 2022). The remaining unpaid principal amount of the Term Loan must be repaid on the Term Loan Maturity Date (as defined in the Credit Agreement) unless payment is required sooner by the Credit Agreement. Revolving Loans may be repaid and reborrowed at any time until the Revolving Commitment Termination date (as defined in the Credit Agreement).

The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of insurance or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement. Additionally, mandatory repayments of amounts borrowed under the Revolving Loan facility are required if the amount borrowed at any time exceeds the commitment amount.

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

Northpoint Loan

On June 3, 2021, the Company entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), pursuant to which Northpoint may from time-to-time advance funds for the acquisition, financing and/or refinancing by the Company of inventory purchased from Samsung Electronics America, Inc. and/or affiliates and for such other purposes as are acceptable Northpoint. The loan and security agreement provides that Northpoint may establish a credit limit and may adjust such credit limit from time to time; provided that such credit limit does not constitute a commitment or committed line of credit to Northpoint. As of December 31, 2021, such credit limit is $2.0 million, of which $0.2 million was owed and included in accounts payable.

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

10% OID Senior Promissory Notes

On March 19, 2021, the Company entered into a securities purchase agreement with two institutional investors, pursuant to which the Company issued to each investor (i) a 10% OID senior secured promissory note in the principal amount of $2.8 million and (ii) a four-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $12.00 (subject to adjustments), which may be exercised on a cashless basis, for a purchase price of $2.5 million each, or $5.0 million in the aggregate, the relative fair value of which is $1.3 million and was recorded as debt discount. After deducting a placement fee and other expenses, the Company received net proceeds of $4.6 million. The original issue discount and warrant expense were amortized as interest expense. On June 2, 2021, the Company repaid these notes from the proceeds of the Term Loan. At the time of repayment, the Company wrote off the balance of the debt discount of $1.7 million, as a loss on early extinguishment of debt.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

Vehicle Loans

The Company has financed purchases of transportation vehicles with notes payable, which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.59% to 5.74%. As of December 31, 2021, the outstanding balance of these vehicle loans is $1.5 million.

Future minimum principal payments on our total notes payable as of December 31, 2021, are as follows (in thousands):

Year Ending December 31,	Amount

2022	$7,910
2023	6,364
2024	6,330
2025	6,178
2026	33,000

Total future minimum payments	59,782
Less: debt discount	(3,313)
Total	56,469

Total current portion of notes payable, net	$7,910
Total notes payable, net of current portion	$48,559

NOTE 12— LEASES

Operating Leases

On April 5, 2019, the Company entered into a lease agreement with S.H.J., L.L.C for its prior principal office in Ballwin, Missouri. The lease is for a term of five years and provides for a base rent of $45,000 per month. In addition, the Company is responsible for all taxes and insurance premiums during the lease term. The lease agreement contains customary events of default, representations, warranties, and covenants.

On May 31, 2019, YF Logistics entered into a sublease agreement with Dynamic Marketing, Inc. (“DMI”) for its warehouse space in Hamilton, NJ. The initial term of the sublease was for a period commencing on June 1, 2019 and terminating on April 30, 2020, with automatic renewals for successive one year terms until the earlier of (i) termination by either upon thirty days’ prior written notice or (ii) April 30, 2024. The sublease provides for a base rent equal to 71.43% of the base rent paid by DMI under its lease for the premises, plus 71.43% of any taxes, operating expenses, additional charges or any other amounts due by DMI, for a total of $56,250 per month. The initial ROU asset and liability associated with this lease is $3.0 million.

On January 13, 2021, the Company entered into a lease agreement with Westgate 200, LLC, which was amended on March 31, 2021, for its new principal office and showroom in St. Charles, Missouri. The lease terminates on April 30, 2027, with two options to renew for additional five year periods. The base rent is $20,977 per month until September 30, 2021, and increases to $31,465 per month until April 30, 2022, after which time the base rent increases at approximately 2.5% per year thereafter. The Company must also pay its 43.4% pro rata portion of the property taxes, operating expenses and insurance costs and is also responsible to pay for the utilities used on the premises. The lease contains customary events of default. The initial ROU asset and liability associated with this lease is $2.0 million.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

On June 2, 2021, 1 Stop entered into a new lease agreement with 1870 Bath Ave. LLC, a related party, for the premises located at 1870 Bath Avenue, Brooklyn, NY. The lease is for a term of ten years and provides for a base rent of $74,263 per month during the first year with annual increases to $96,896 during the last year of the term. 1 Stop is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. This lease replaces the prior lease entered into between the parties on September 1, 2018. The initial ROU asset and liability associated with this lease is $8.4 million.

On June 2, 2021, Joe’s Appliances entered into a new lease agreement with 812 5th Ave Realty LLC, a related party, for the premises located at 7812 5th Avenue, Brooklyn, NY. The lease is for a term of ten years and provides for a base rent of $6,365 per month during the first year with annual increases to $8,305 during the last year of the term. Joe’s Appliances is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. This lease replaces the prior lease entered into between the parties on September 1, 2018. The initial ROU asset and liability associated with this lease is $0.7 million.

On June 30, 2021, the Company closed an old warehouse and retail showroom in anticipation of relocating to a new facility. Accordingly, the Company wrote-off $1.4 million representing the remaining right of use asset and related leasehold improvements as of that date.

On July 29, 2021, AC Gallery entered into a lease agreement with Tom’s Flooring, LLC for the showroom and warehouse located in Largo, Florida. The lease is for a term of four months commencing on September 1, 2021 and ending on December 31, 2021 and provides for a case rent of $6,500 per month. AC Gallery must also pay its one-third pro rata portion of the common area maintenance charges, utilities and sales taxes. The lease contains customary events of default. The lease is short term and therefore not recorded as a right of use asset and liability.

On September 9, 2021, the Company entered into a warehouse agreement for a new warehouse in Somerset, NJ. The warehouse agreement is for a term of 26 months commencing on October 1, 2021 and ending November 29, 2023, unless the master lease for the premises is terminated earlier. The monthly storage fee is $136,274 for the first year, $140,274 for the second year, and $144,573 for the last two months. The Company also paid a security deposit of $272,549. The lease agreement contains customary events of default, representations, warranties, and covenants. The initial ROU and liability associated with this operating lease is $3.4 million.

The following was included in our consolidated balance sheet as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020

Operating lease right-of-use assets	$14,937	$1,578

Lease liabilities, current portion	3,874	451
Lease liabilities, long-term	12,493	1,128

Total operating lease liabilities	$16,367	$1,579

Weighted-average remaining lease term (months)	77	39

Weighted average discount rate	4.00%	6.50%

Operating lease expense was expense was $1.7 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

As of December 31, 2021, maturities of operating lease liabilities were as follows, in thousands:

Year Ending December 31,	Amount

2022	$4,148
2023	4,172
2024	1,805
2025	1,487
2026	1,529
Thereafter	6,642

Total	19,783
Less: imputed interest	(3,416)

Total operating lease liabilities	$16,367

Finance Leases

The Company has three finance leases, acquired in the acquisition of Appliances Connection. At December 31, 2021, the total amount due on these leases was $0.2 million.

NOTE 13—SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than ten percent of the Company’s revenues and purchases.

For the years ended December 31, 2021 and 2020, the Company purchased a substantial portion of finished goods from one vendor (DMI – see Note 14), representing 72.1% and 22.1% of purchases, respectively.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 14—RELATED PARTIES

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

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of the Company in connection with performing services under the management services agreement. The Company did not pay any expenses for the years ended December 31, 2021 and 2020.

The Company expensed management fees of $0.3 million for each of the years ended December 31, 2021 and 2020, respectively.

Goedeker Television Note Payable

As part of the Goedeker acquisition in 2019, a portion of the purchase price for the acquisition was paid by the issuance by the Company to Steve Goedeker, as representative of Goedeker Television, of a 9% subordinated promissory note in the principal amount of $4.1 million.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

On June 2, 2020 the Company entered into an amendment and restatement of the note that became effective as of the closing of the IPO on August 4, 2020, pursuant to which (i) the principal amount of the existing note was increased by $0.3 million, (ii) upon the closing of the IPO, the Company agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note was increased from 9% to 12%.

The Company repaid this note payable with proceeds from the Arvest Loan (see Note 11). In connection with the refinance, the Company recorded a $0.8 million loss on extinguishment of debt consisting of a $0.3 million forbearance fee, write-off of unamortized loan discount of $0.3 million, and write-off of unamortized debt costs of $0.2 million.

DMI

The Company is a member of DMI, an appliance purchasing cooperative. DMI purchases consumer electronics and appliances at wholesale prices from various vendors, and then makes such products available to its members, including the Company, who sell such products to end consumers. DMI’s purchasing group arrangement provides its members, including the Company, with leverage and purchasing power with appliance vendors, and increases the Company’s ability to compete with competitors, including big box appliance and electronics retailers. The Company owns an approximate 5% interest in DMI. Additionally, Albert Fouerti, the Company’s Chief Executive Officer, director, and a former significant stockholder of Appliances Connection prior to the AC Acquisition, is on the board of DMI. As such, DMI is deemed to be a related party.

During the years ended December 31, 2021 and 2020, total purchases from DMI, net of holdbacks, were $177.8 million and $9.1 million, respectively. At December 31, 2021, deposits at DMI totaled $12.2 million and the vendor rebate due from DMI were $5.7 million.

Lease Agreements

As described above, 1 Stop, Joe’s Appliances and Gold Coast have entered into lease agreements with 1870 Bath Ave. LLC, 812 5th Ave Realty LLC and 54 Glen Cove Realty, LLC, respectively. Each of these entities is owned by Albert Fouerti and Elie Fouerti (the Company’s Chief Operating Officer and former significant stockholder of 1 Stop, Joe’s Appliances and Gold Coast prior to the AC Acquisition). In addition, YF Logistics has entered into a sublease agreement with DMI. The total rent expense under these related party leases was $1.0 million for the period of June 2, 2021 to December 31, 2021.

NOTE 15—STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2021, the Company was authorized to issue 250,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. To date, the Company has not designated or issued any shares of preferred stock. On December 17, 2021, the board of directors approved to increase the number of shares of common stock that the Company is authorized to issue from 200,000,000 shares to 250,000,000 shares. Such increase was approved by the Company’s stockholders effective as of December 21, 2021. See Note 18 for additional discussion of the Share Increase Proposal.

On December 17, 2021, the Company approved a new share repurchase program under which the Company may repurchase up to $25.0 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company’s decision to repurchase its shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of the Company’s capital needs, obtaining requisite senior lender consent, market conditions and the price of the Company’s common stock, and other corporate considerations, as determined by management. The repurchase program may be suspended or discontinued at any time. As of December 31, 2021, no shares have been repurchased.

Common Stock

As of December 31, 2021 and 2020, the Company had 106,387,332 and 6,111,200 shares of common stock issued and outstanding, respectively. Each share entitles the holder thereof to one vote per share on all matters coming before the stockholders of the Company for a vote.

On August 4, 2020, the Company sold 1,111,200 shares of common stock for total gross proceeds of $10.0 million. After deducting the underwriting commission and expenses, the Company received net proceeds of $8.6 million.

On August 4, 2020, the Company issued 250,000 shares of common stock to Small Business Community Capital II, L.P. upon conversion of a warrant.

On June 2, 2021, the Company sold 91,111,111 units, consisting of one share of common stock and a warrant to purchase one share of common stock, at a public offering price of $2.25 per unit to ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”), pursuant to an underwriting agreement dated May 27, 2021, for total gross proceeds of $205.0 million. Under the underwriting agreement, the Company granted the Underwriter a 30-day option to purchase up to 2,000,000 additional shares of common stock, at a purchase price of $2.0832 per share, and/or warrants to purchase up to 2,000,000 additional shares of common stock, at a purchase price of $0.0093 per warrant, in any combination thereof, solely to cover over-allotments, if any. The Underwriter exercised its option to purchase 2,000,000 additional warrants and 2,000,000 additional shares for total gross proceeds of $4.5 million.

After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $194.4 million. The Company used the proceeds of the offering to fund a portion of the purchase price for the AC Acquisition.

On June 2, 2021, the Company issued 5,895,973 shares of common stock to the Sellers in connection with the Acquisition (See Note 10).

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

From June 25 through July 16, 2021, 1,052,248 shares of common stock were issued as a result of the exercise of 1,052,248 warrants for proceeds of $2.4 million.

On June 3, 2021, the Company granted restricted stock awards under the 1847 Goedeker Inc. 2020 Equity Incentive Plan described below to certain directors, officers, and management of the Company for an aggregate of 216,800 shares of common stock valued at $0.6 million. All restricted stock awards immediately vested.

Equity Incentive Plan

Effective as of July 30, 2020, the Company established the 1847 Goedeker Inc. 2020 Equity Incentive Plan (the “Plan”) and reserved 555,000 shares of common stock for issuance under the Plan. The Plan was approved by the Company’s board of directors and stockholders on April 21, 2020. On April 9, 2021, the board of directors approved an amendment to the Plan to increase the number of shares of common Stock reserved for issuance under the Plan from 555,000 to 1,000,000 shares. On December 17, 2021, the board of directors approved an amendment to the Plan to increase the number of shares of common Stock reserved for issuance under the Plan from 1,000,000 to 11,000,000 shares. Such increase was approved by the Company’s stockholders effective as of December 21, 2021.

The Plan is administered by the compensation committee of the board of directors. The Plan permits the grant of restricted stock, stock options and other forms of incentive compensation to the Company’s officers, employees, directors, and consultants.

As of December 31, 2021, 10,777,039 shares remain issuable under the 2020 EIP.

Restricted Stock Awards

On June 3, 2021, the Company granted restricted stock awards under the Plan to certain directors, officers, and management of the Company for an aggregate of 216,800 shares of common stock valued at $0.6 million. All restricted stock awards immediately vested.

Stock Options

During 2020, the Company issued options for the purchase of 555,000 shares of common stock with a total fair value of $1.8 million.

On July 28, 2021, the Company issued to a Company officer nonqualified stock options to purchase 150,000 shares of common stock pursuant to the Plan. The stock options have an exercise price of $3.10 per share and vest 25% annually over a 4-year period. The Company has calculated these options’ estimated fair market value at $0.3 million using the Black-Scholes pricing model, with the following assumptions: expected term 6.25 years, stock price $3.10, exercise price $3.10, volatility 77.65%, risk-free rate 1.00%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding during the years ended December 31, 2021 and 2020:

		Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2020	555,000	$9.00

Granted	150,000	3.10
Exercised	-	-
Forfeited	(482,040)	9.00

Outstanding at December 31, 2021	222,960	$5.03

Exercisable at December 31, 2021	72,961	$9.00

During the year end December 31, 2021, 482,040 stock options were forfeited, as a result of employee terminations.

Stock-based compensation expense related to stock options of $0.3 million and $0.4 million was recorded during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the remaining unrecognized compensation cost related to non-vested stock options is $0.3 million and is expected to be recognized over 3.58 years. The outstanding stock options have a weighted average remaining contractual life of 6.51 years and a total intrinsic value of $nil.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

On August 4, 2020, the Company issued warrants for the purchase of 55,560 shares of common stock to affiliates of the representative in its initial public offering. These warrants are exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, an exercise price of $11.25 per share (subject to customary adjustments), and may also be exercised on a cashless basis if, at any time during the term of the warrants, the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement.

On March 19, 2021, the Company issued four-year warrants to purchase an aggregate of 400,000 shares of common stock to two investors. These warrants are exercisable at any time and from time to time, in whole or in part, at an exercise price of $12.00 per share (subject to customary adjustments) and may also be exercised on a cashless basis if, at any time during the term of the warrants, the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement.

On June 2, 2021, the Company issued warrants to purchase 93,111,111 shares of common stock in the public offering. These warrants are exercisable immediately and expire five years from the date of issuance. The warrants have an exercise price of $2.25 per share, subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock or upon any distributions of assets, including cash, stock or other property to stockholders, and may also be exercised on a cashless basis if, at any time during the term of the warrants, the issuance of common stock upon exercise of the warrants is not covered by an effective registration statement.

Below is a table summarizing the changes in warrants outstanding during the years ended December 31, 2021 and 2020:

		Weighted-Average
	Warrants	Exercise Price

Outstanding at December 31, 2019	$-	$-

Granted	55,560	11.25
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2020	$55,560	$11.25

Granted	93,511,111	2.29
Exercised	(1,052,248)	2.25
Forfeited	-	-

Outstanding at December 31, 2021	$92,514,423	$2.30

Exercisable at December 31, 2021	$92,514,423	$2.30

As of December 31, 2021, the outstanding warrants have a weighted average remaining contractual life of 4.42 years and a total intrinsic value of $13.8 million.

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 16—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share for the following periods consisted of the following (in thousands, except per share amounts):

	December 31,	December 31,
	2021	2020
Basic Earnings (Loss) Per Share

Net income (loss)	$7,670	$(21,568)
Weighted average common shares outstanding	64,528,299	5,463,603

Basic earnings (loss) per share	$0.12	$(3.95)

Dilutive Earnings (Loss) Per Share

Weighted average common shares outstanding	64,528,299	5,463,603
Effect on dilutive stock options and warrants	11,932,161	-

Total potential shares outstanding	76,460,460	5,463,603

Diluted earnings (loss) per share	$0.10	$(3.95)

For the year ended December 31, 2021, 678,521 potential common shares equivalents from stock options and warrants were excluded from the diluted EPS calculations as their effect is anti-dilutive.

For the year ended December 31, 2020, 610,560 potential common shares equivalents from stock options and warrants were excluded from the diluted EPS calculations as their effect is anti-dilutive.

NOTE 17—INCOME TAXES

In the second quarter of 2021, the Company acquired Appliances Connection. Appliances Connection has a history of profitable operations. As such, the Company determined that it was more likely than not that it would have profitable operations in the future and therefore be able to realize the deferred tax assets and accordingly reversed the allowance for deferred tax assets in the second quarter of 2021.

As of December 31, 2021 and 2020, the Company had net operating loss carry forwards of approximately $5.2 million and $15.0 million, respectively, that may be available to reduce future years’ taxable income indefinitely. For the year ending December 31, 2021, we recorded a net valuation allowance release of $5.8 million, comprising a full release of the valuation allowance on the basis of management’s reassessment of the amount of is deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $5.8 million are realizable.

The components of the provision for income taxes for the years ended December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020

Current federal and state	$534	$-
Deferred federal and state	(4,910)	698

Total provision (benefit) for income taxes	$(4,376)	$698

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

The difference between the income tax expense (benefit) reported and amounts computed by applying the statutory federal rate of 21.0% to pretax income (loss) for the years ended December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020

Federal tax	$692	$(4,383)
State tax, net of federal benefit	112	(891)
Change in warrant value	-	538
Write-off of acquisition and other receivables	-	239
Acquisition costs	202	-
Change in state tax rates	436	-
Other	1	108
Valuation allowance	(5,819)	5,087

Total income tax provision (benefit)	$(4,376)	$698

Effective tax rate	(132.9)%	(3.3)%

Deferred income tax assets and liabilities at December 31, 2021 and 2020, consisted of the following temporary differences and carry-forward items (in thousands):

	December 31,	December 31,
	2021	2020

Inventory	$326	$107
Accrued expenses	196	1,590
Interest limitations	84	320
Reserves	4,065	-
Other	261	7
Lease liabilities	3,825	399
Loss carryforward	1,148	3,791
Valuation allowance	-	(5,797)

Total deferred tax asset	$9,905	$417

Fixed assets	$(142)	$-
Right-of-use assets	(10,139)	(399)
Intangibles	(3,491)	(18)

Total deferred tax liability	$(13,772)	$(417)

Total deferred tax liability, net	$(3,867)	$-

1847 GOEDEKER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

The Company accrues interest and penalties related to unrecognized tax benefits. The Company does not believe it has any unrecognized tax benefits for December 31, 2021 and 2020 that would have a material impact on the financial statements. The Company’s income tax returns are open to examination by the Internal Revenue Service and various State jurisdictions.

	December 31,	December 31,
	2021	2020

Net deferred tax asset (liability)	$(3,867)	$5,797
Valuation allowance	$-	$(5,797)

NOTE 18—COMMITMENTS AND CONTINGENCIES

On January 18, 2019, the Company entered into an asset purchase agreement with Goedeker Television, Steve Goedeker and Mike Goedeker, pursuant to which on April 5, 2019 the Company acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (the “Goedeker Business”).

Pursuant to the asset purchase agreement, Goedeker Television entitled to receive an earn out payment of $0.2 million if the EBITDA (as defined in the asset purchase agreement) of the Goedeker Business for the trailing twelve (12) month period from April 5, 2022 is $2.5 million or greater, and may be entitled to receive a partial earn out payment if the EBITDA of the Goedeker Business is less than $2.5 million but greater than $1.5 million. The Company expects to meet this target and adjusted the contingent note payable in the consolidated balance sheet to the present value of the amount due of $0.2 million as of December 31, 2021 and 2020, respectively.

Legal Proceedings

At the Company’s annual meeting on December 21, 2021, the stockholders were asked to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, dated July 30, 2020 (the “Certificate of Incorporation”), increasing the number of authorized shares of the Company’s common stock, par value $0.0001 per share (“Common Stock” and such proposal, the “Share Increase Proposal”) by 50,000,000 shares of Common Stock. As reported in a Form 8-K filing on December 28, 2021, the Share Increase Proposal was adopted and a Certificate of Amendment to the Certificate of Incorporation setting forth the amendment adopted pursuant to the Share Increase Proposal (the “Certificate of Amendment”) was filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”). To date, none of these newly authorized shares has actually been issued.

Three purported beneficial owners of Common Stock subsequently expressed concerns about a statement in the Company’s proxy statement related to the Share Increase Proposal, specifically questioning, in light of the proxy statement, the ability of brokerage firms and other custodians to vote shares of Common Stock held by them for the benefit of their customers in the absence of instructions from the beneficial owners. Based on an examination of the situation performed following receipt of these demands, the Company believes that the vote at the annual meeting was properly tabulated and that the proposed amendment was properly adopted in accordance with Delaware law. In light of the demands, however, and to ensure against any future question as to the validity of these newly authorized shares, the Company has elected to seek validation of its Certificate of Amendment through a Petition to the Court of Chancery of the State of Delaware (the “Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law (the “205 Petition”). The action, styled In re 1847 Goedeker Inc., C.A. 2022-0219-SG, seeks entry by the Court of Chancery of an order validating and declaring effective the Certificate of Amendment, and validating the additional shares of Common Stock authorized under the Share Increase Proposal.

One of the purported stockholders who had submitted a demand related to adoption of the Share Increase Proposal has filed a Class Action Complaint in the Court of Chancery against the Company and its Board of Directors. The lawsuit, captioned Scot T. Boden v. 1847 Goedeker Inc., et al., C.A. No. 2022-0196-SG (the “Boden Action”), asserts two claims for relief. The first is against the Company for alleged violation of the Delaware General Corporation Law Section 225(b) for improper tabulation of the stockholder vote on the Share Increase Proposal. The second asserts that the Company’s directors breached their fiduciary duties by incorrectly tabulating the stockholder vote, and by causing a purportedly invalid amendment to our Certificate of Incorporation to be filed with the Delaware Secretary of State. We expect the Boden Action to be consolidated with the 205 Petition; and for reasons set out in the 205 Petition, the Company and its directors believe the Boden Action to be without merit and intend to defend the claims. The Company cannot predict the outcome of these proceedings.

NOTE 19—SUBSEQUENT EVENTS

On March 15, 2022, the Company entered into a lease agreement by and between the Company and 8780 19 Ave LLC, a New York limited liability company and related party (the “Office Lease”), for the lease of a new office building located in Brooklyn, New York. The Office Lease commenced on March 1, 2022 and shall expire on December 31, 2026. The Company has the option to extend the term of the Office Lease for one additional term of five years. The premises of the Office Lease contain approximately 5,835 rentable square feet. Under the terms of the Office Lease, the Company will lease the premises at the monthly rate of $22,000 for the first year, with scheduled annual increases. The Company will receive a four-month rent concession so that its first rental payment shall become due on or before July 1, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022

1847 GOEDEKER INC.

/s/ Albert Fouerti
Name:	Albert Fouerti
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Maria Johnson
Name:	Maria Johnson
Title:	Chief Financial Officer, Chief Accounting Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	Date

/s/ Albert Fouerti	Chief Executive Officer and Director (principal executive officer)	March 31, 2022
Albert Fouerti

/s/ Maria Johnson	Chief Financial Officer, Chief Accounting Officer and Secretary (principal financial and accounting officer)	March 31, 2022
Maria Johnson

/s/ Ellery W. Roberts	Executive Chairman of the Board of Directors	March 31, 2022
Ellery W. Roberts

/s/ Ellette A. Anderson	Director	March 31, 2022
Ellette A. Anderson

/s/ Clark R. Crosnoe	Director	March 31, 2022
Clark R. Crosnoe

/s/ Glyn C. Milburn	Director	March 31, 2022
Glyn C. Milburn

/s/ James M. Schneider	Director	March 31, 2022
James M. Schneider

/s/ G. Alan Shaw	Director	March 31, 2022
G. Alan Shaw

/s/ Alan P. Shor	Director	March 31, 2022
Alan P. Shor

/s/ Edward J. Tobin	Director	March 31, 2022
Edward J. Tobin