Form 10-K/A
period 2021-12-31
1847 Goedeker Inc.
filed 2022-05-02
CIK 1810140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 26, 2022, there were a total of 106,387,332 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Friedman LLP	Auditor Location: Marlton, New Jersey	Auditor Firm ID: 711

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2022 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Unless otherwise indicated, references to “we,” “us,” “our,” or “Company” mean 1847 Goedeker Inc. and its consolidated subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended December 31, 2021.

1847 Goedeker Inc.

Annual Report on Form 10-K/A
Year Ended December 31, 2021

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors, executive officers and significant employees as of the date of this report.

Name	Age	Position
Albert Fouerti	42	Chief Executive Officer and Director
Maria Johnson	49	Chief Financial Officer, Chief Accounting Officer and Secretary
Elie Fouerti	43	Chief Operating Officer
Jody Rusnak	60	Chief Merchandizing and Brand Innovation Officer
Ellery W. Roberts	51	Executive Chairman of the Board of Directors
Ellette A. Anderson	45	Director
Clark R. Crosnoe	53	Director
Glyn C. Milburn	51	Director
James M. Schneider	69	Director
G. Alan Shaw	58	Director
Alan P. Shor	63	Director
Edward J. Tobin	65	Director

Albert Fouerti. Mr. Fouerti has served on the board of directors since June 2021, and was appointed as the Company’s Chief Executive Officer on August 30, 2021. He has served as the Chief Executive Officer of 1 Stop since 1999. Upon closing of the Appliances Connection Acquisition, he also became the President of Appliances Connection Inc. With over 20 years of experience in retail, he has made Appliances Connection Inc. into a household name for kitchen appliances. With 1 Stop starting out as a small camera and computer shop in Great Neck, NY, Mr. Fouerti was a pioneer for online shopping. Driven by technology, he entered the appliance business in 2008, and has contributed in taking the appliance industry into to the digital age. Along with his brother, Elie Fouerti, they developed a process of delivering bulky items across the United States. The board of directors believes that Mr. Fouerti is qualified to serve as a member of the board of directors because of his extensive experience building and leading the Appliances Connection business from its founding and his insight into the Company’s industry and business as Appliances Connection’s co-founder and Chief Executive Officer.

Maria Johnson. Ms. Johnson has served as the Company’s Chief Financial Officer since July 2021 and as Chief Accounting Officer and Secretary since February 2022. She served as the Chief Financial Officer of E3 Investment Group, a private equity firm, since December 2019 to July 2021. Prior to that, she served as the Chief Financial Officer of John Hardy, a global omni channel luxury jewelry brand, from January 2018 to December 2019, as the Vice President of Finance of Cheetah Digital, a leading digital marketing solution provider, from April 2017 to January 2018 and as the Director of Financial Planning & Analysis of PepsiCo from March 2015 to April 2017. Ms. Johnson holds an MBA in Finance from the University of Texas at Austin Red McCombs School of Business, an MA in Speech Communications from the Texas State University, and a BA in International Business from the State Academy of Management. She is a Certified Public Accountant and a Certified Internal Auditor.

Elie Fouerti. Mr. Fouerti has served as our Chief Operating Officer since January 2022 and Vice President of our subsidiary ACI since June 2021. He has served as the Vice President of ACI’s various subsidiaries (collectively, Appliances Connection) since 1999. Along with his brother, Albert Fouerti, they have created a successful independent online retailer of appliances. Mr. Fouerti helped his brother in developing a process for delivering bulky items across the United States, paving the way for a new era of ordering appliances online. We believe Mr. Fouerti is qualified to serve as a member of our management team because of his extensive experience building and leading the Appliances Connection business from its founding and his insight into our industry and business as Appliances Connection’s co-founder and Chief Financial Officer.

Jody Rusnak. Mr. Rusnak has served as our Chief Merchandizing and Brand Innovation Officer since November 2021. Mr. Rusnak is an accomplished senior executive with more than three decades of B2C and B2B experience, as well as significant experience growing product assortment and driving growth across categories. Throughout his career, Mr. Rusnak has held several leadership roles within best-in-class retailer Nebraska Furniture Mart, Inc., where he was responsible for the P&L of the Appliances & Electronics categories. His leadership abilities include driving innovative approaches to merchandise, customer engagement and category expansion. In addition, Mr. Rusnak excels in vendor management, builder channel development and optimization, building and developing teams, and mentorship. He holds two bachelor’s degrees in Computer Science and Business Management.

Ellery W. Roberts. Mr. Roberts has served as the Chairman of our board of directors since our inception and the Executive Chairman of our Board of Directors since August 30, 2021. Mr. Roberts brings over 20 years of private equity investing experience to our company. Mr. Roberts has been the Chairman, Chief Executive Officer, President and Chief Financial Officer of 1847 Holdings since its inception on January 22, 2013 and is also the sole manager of our manager. Mr. Roberts has also been a director of Western Capital Resources, Inc., a public company, since May 2010. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company that is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration permitting RW Capital Partners LLC to raise capital in pursuit of the Small Business Investment Company license with the preliminary support of the Small Business Administration. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. Previously, Mr. Roberts served as Principal with Lazard Group LLC, a Senior Financial Analyst at Colony Capital, Inc., and a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC). Mr. Roberts received his B.A. degree in English from Stanford University. We believe Mr. Roberts is qualified to serve on our board of directors due to his extensive investment experience.

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

Clark R. Crosnoe. Mr. Crosnoe has served on our board of directors since July 2020. In 2009, Mr. Crosnoe founded CRC Capital LLC, a registered investment advisor and manager of the CRC Investment Fund LP, a private investment partnership focused on publicly-traded equity securities. As managing member of CRC Capital LLC, Mr. Crosnoe is responsible for strategy, oversight and the day-to-day investment decisions of the fund. The portfolio typically includes investments in the consumer, financial, healthcare, industrial and energy sectors. In 1999, Mr. Crosnoe was a founding employee of Parallel Investment Partners where he was named partner in 2003. As a partner, he was responsible for sourcing, evaluating, structuring, executing and monitoring investments, and also dedicated a substantial portion of his time to marketing activities for the firm. Mr. Crosnoe began his career in investment banking at Wasserstein Perella & Co. and also gained valuable experience at multi-billion dollar hedge fund HBK Investments. Mr. Crosnoe holds undergraduate degrees from the University of Texas at Austin and earned an MBA from Harvard Business School in 1996. We believe Mr. Crosnoe is qualified to serve on our board of directors due to his approximately 24 years of private and public investment and advisory experience.

Glyn C. Milburn. Mr. Milburn has served on our board of directors since July 2020. Since January 2021, Mr. Milburn has served as the Senior Director of Government Affairs at Ygrene Energy Fund, an energy finance vehicle with offices in California and Florida. From February 2016 to January 2021, Mr. Milburn has served as a Partner at Jimmy Blackman & Associates, a full-service Government and Public Affairs firm, where he is responsible for business strategy, client management, communications and campaign management for a client portfolio comprised of large public safety labor unions, banking/finance companies, and hotel operators across the State of California. From April 2013 to January 2016, Mr. Milburn served as a Special Assistant in the City of Los Angeles where he held two positions in the City of Los Angeles, one in the Office of Los Angeles Mayor Eric Garcetti’s Office of Economic Development and another in the Office of Los Angeles Councilman Dennis Zine. From August 2012 to March 2013, Mr. Milburn co-Founded Provident Investment Advisors LLC, a special investment vehicle for energy, technology and healthcare ventures, where he served as Managing Member. Mr. Milburn holds a B.A. degree in Public Policy from Stanford University. We believe Mr. Milburn is qualified to serve on our board of directors due to his valuable background in policy development, regulatory and strategic planning experience.

James M. Schneider. Mr. Schneider has served on our board of directors since January 2022. Since 2006, Mr. Schneider has served as Chairman of Horizon Bank SSB, a privately held bank in Texas. Prior to that, he was the CFO of Dell, Inc. Since 2010, Mr. Schneider has been employed by private equity firm Lead Edge Capital, currently serving as an operating partner. Mr. Schneider holds a bachelor’s degree in accounting from Carroll University and is a Certified Public Accountant and former partner at PricewaterhouseCoopers LLP. Mr. Schneider serves as a director of Frontier Banchshares Inc., a provider of commercial banking services for retail and intuitional customers, and Lohman Technologies, LLC, a provider of medical equipment. Mr. Schneider served as a director of General Communications Inc., a publicly-held telecommunications corporation from 1994 until 2018 and Zilliant Inc. from 2011 until 2021. We believe Mr. Schneider is qualified to serve on our board of directors due to his extensive experience on public company boards and accounting experience.

G. Alan Shaw. Mr. Shaw was appointed to our board of directors on October 17, 2021. Mr. Shaw brings expansive appliance industry knowledge and valuable supplier relationships to our Board. He has been a leader in the industry for more than twenty years, beginning his career with Whirlpool and finishing it as the Chief Executive Officer of Electrolux’s North American business, a position he held from January 2016 until his retirement in January 2020. He has held President and c-level positions with several North American-based durable goods companies since 2003, including Char-Broil and Husqvarna Group. He holds a B.S. degree in Economics and Political Science from the University of Idaho and an MBA in Marketing from Indiana University. We believe Mr. Shaw is qualified to serve on our board of directors due to his extensive appliance industry and executive leadership experience.

Alan P. Shor. Mr. Shor has served on our board of directors since June 2021. Mr. Shor is a co-founder of The Retail Connection, L.P., a retail real estate company, and has served as its President and Co-Chairman of the Board of Directors since its launch in January 2004. Mr. Shor is deeply involved in the strategic direction and day-to-day operations of the company and also leads its investment and merchant banking business. He has served as an operating partner with leading private equity firms which have deep experience in consumer and multi-unit based investments. He is an investor in and a board member of four high-growth retail chains: Diamonds Direct, a diamond retailer, (since 2015), WSS, a shoe retailer, (since 2016), Neighborhood Goods, a department store, (since 2018) and Obsession Fragrance (since 2019). Prior to launching The Retail Connection, Mr. Shor served as President, Chief Operating Officer and a member of the Board of Zale Corporation, a publicly-held specialty retailer of fine jewelry. Prior to joining Zale, he spent 12 years with Troutman Sanders, an international law firm, where he built a strong track record of advising senior management teams of Fortune 1000 companies. Mr. Shor is also active in a number of professional and charitable organizations. Mr. Shor graduated with honors from both the University of Georgia and University of Georgia School of Law. We believe Mr. Shor is qualified to serve on our board of directors due to his valuable background in the retail and investment industries.

Edward J. Tobin. Mr. Tobin has served on our board of directors since April 2020. Mr. Tobin has served as Managing Director of 1847 Partners LLC, our manager, since January 2014. From 1997 until November 2014, Mr. Tobin was a Director of Global Emerging Markets North America, Inc., where he managed Special Situations and Venture investing. In this role, he oversaw structured finance transactions in industries such as clean tech, media, telecommunications, manufacturing, real estate and life sciences. Prior to that, Mr. Tobin was Managing Director of Lincklaen Partners, a private family investment office. Previously, he had been a portfolio manager with Neuberger and Berman and a Vice President of Nordberg Capital, Inc. Mr. Tobin received his MBA from the Wharton School, as well as a Master of Science in Engineering and a Bachelor of Science in Economics from the University of Pennsylvania. We believe Mr. Tobin is qualified to serve on our board of directors due to his extensive investment experience.

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

Family Relationships

Albert Fouerti, our Chief Executive Officer and Director, and Elie Fouerti, our Chief Operating Officer are brothers. There are no other family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, (ii) any type of business practice, or (iii) the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

●	been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

We chose to appoint a separate Chairman of the Board of Directors who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that a separate Chairman of the Board of Directors can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board of Directors’ Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board of directors’ oversight of the various risks facing our company. In this regard, our board of directors seeks to understand and oversee critical business risks. Our board of directors does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board of directors recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board of directors oversees risk management, company management is charged with managing risk. Management communicates routinely with the board of directors and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board of directors administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Much of this work has been delegated to committees, which will meet regularly and report back to the full board of directors. The audit committee oversees risks related to our consolidated financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

The rules of NYSE American generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of nine (9) directors, six (6) of whom, Ellette A. Anderson, Clark R. Crosnoe, Glyn C. Milburn, James M. Schneider, G. Alan Shaw and Alan P. Shor, are independent within the meaning of the rules of NYSE American.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation and nominating and corporate governance committee, each with its own charter approved by the board of directors. Each committee’s charter is available on our website at www.goedekers.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Clark R. Crosnoe, Glyn C. Milburn, James M. Schneider and G. Alan Shaw, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and the rules of NYSE American, serve on our audit committee, with Mr. Crosnoe serving as the chairman. Our board of directors has determined that Messrs. Crosnoe and Schneider qualify as “audit committee financial experts.” The audit committee oversees our accounting and financial reporting processes and the audits of the consolidated financial statements of our company.

The audit committee is responsible for oversight of, among other things: (i) the integrity of our consolidated financial statements and financial reporting process and systems of internal accounting and financial controls; (ii) the performance of the internal audit services function; (iii) the annual independent audit of our consolidated financial statements; (iv) the engagement of the independent auditors, including the pre-approval any audit and/or permissible non-audit services provided by our independent auditors, and the evaluation of the independent auditors’ qualifications, independence and performance; (v) our compliance with legal and regulatory requirements, including our disclosure of controls and procedures; (vi) the evaluation of enterprise risk issues; and (vii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Alan P. Shor, Clark R. Crosnoe and Ellette A. Anderson, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and the rules of NYSE American, serve on our compensation committee, with Mr. Shor serving as the chairman. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board of directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the compensation of our executive officers; (ii) evaluating and making recommendations to the board of directors regarding the compensation of our directors; (iii) evaluating and making recommendations to the board of directors regarding equity-based and incentive-compensation plans, policies and programs that are subject to our board of directors’ approval; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Ellette A. Anderson, G. Alan Shaw and Glyn C. Milburn, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and the rules of NYSE American, serve on our nominating and corporate governance committee, with Mr. Milburn serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board of directors and its committees.

The nominating and corporate governance committee will be responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board of directors by reviewing nominees for election to the board of directors submitted by stockholders and recommending to the board director nominees for each annual meeting of stockholders and for election to fill any vacancies on the board; (ii) advising the board of directors with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with our code of ethics; and (v) approving any related party transactions.

The nominating and corporate governance committee will seek to identify potential director candidates who will strengthen the board of directors, including by establishing procedures for soliciting and reviewing potential nominees from directors and stockholders (as discussed below) and for notifying those who suggest nominees of the outcome of such review. The nominating and corporate governance committee shall have sole authority to retain and terminate any search firm to be used to identify director candidates, including sole authority to approve any such search firm’s fees and other terms of retention.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other members of the board of directors; (iii) the extent to which the candidate would be a desirable addition to the board of directors and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to the secretary of our company not less than 90 days and not more than 120 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, rules, regulations and policies, including full, fair, accurate, timely, and understandable disclosures in reports required under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website, www.goedekers.com, within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Insider Trading Policy

We maintain an insider trading policy that prohibits trading our common shares when in possession of material non-public information. It also prohibits directors, officers and other employees from engaging in hedging transactions and, unless approved in advance by our Chief Financial Officer (or such other individual designated by the board of directors), holding our securities in a margin account or otherwise pledging our shares as collateral for a loan. Since the adoption of our insider trading policy, we have granted one waiver to the policy’s general prohibition on pledging. See “Item 12— Security Ownership of Certain Beneficial Owners and Management”.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Albert Fouerti,
Chief Executive Officer(4)	2021	210,000	175,000	‒	‒	‒	385,000

Douglas T. Moore,
Former Chief Executive Officer(5)	2021	423,115	150,000	75,000	‒	756,308	1,404,423
	2020	341,923	130,000		910,264	16,965	1,399,152

Maria Johnson,
Chief Financial Officer(6)	2021	162,885	149,750	‒	315,600	‒	628,235

Elie Fouerti,
Chief Operating Officer(7)	2021	210,000	175,000	‒	‒	‒	385,000

Robert D. Barry,
Former Chief Financial	2021	290,793	25,000	25,000	‒	11,508	352,301
Officer(8)	2020	149,077	‒	‒	376,800	‒	525,877

Thomas S. Harcum,
Former Chief Marketing and	2021	164,584	16,000	10,000	‒	61,517	252,101
Technology Officer(9)	2020	131,923	‒	‒	157,000	17,470	306,393

(1)	Bonuses paid to Messrs. Fouerti and Ms. Johnson represent bonuses paid in 2022 with respect to 2021 services. The amount to Ms. Johnson also includes a signing bonus paid in 2021 of $15,000. Bonuses paid to Messrs. Moore, Barry and Harcum were transaction bonuses paid in connection with the acquisition of Appliances Connection.

(2)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718, determined without regard to estimated forfeitures. See Note 2 to our consolidated financial statements in our Annual Report on Form 10-K, filed on March 31, 2022, for a discussion of the assumptions used in determining the FASB ASC 718 grant date fair value of these awards. On June 3, 2021, some of our named executive officers were granted fully vested shares of common stock. The stock awards were made in the following amounts: Mr. Moore, 29,297; Mr. Barry, 9,776; Mr. Harcum, 3,906. In connection with her appointment as Chief Financial Officer, Ms. Johnson received an option to purchase 150,000 shares of our common stock. No other stock options were granted in 2021.

(3)	The amounts included for: Mr. Moore consist of matching contributions under our 401(k) plan equal to $6,192 and severance payments and benefits of $750,116; Mr. Barry consist of matching contributions under our 401(k) plan equal to $11,508; and Mr. Harcum consist of matching contributions under our 401(k) plan equal to $5,171 and severance payments of $56,346. Mr. Moore’s severance benefit included a cash severance payment of $650,000 payable over a 12 month period, a payment of $62,616 to reimburse Mr. Moore for the remaining 12 months under his housing lease and a payment of $37,500 in unused accrued vacation.

(4)	Mr. Fouerti was appointed Chief Executive Officer by the Board effective August 30, 2021.

(5)	Mr. Moore resigned from his position as Chief Executive Officer and terminated employment on August 30, 2021.

(6)	Ms. Johnson was appointed Chief Financial Officer by the Board effective July 26, 2021.

(7)	Elie Fouerti was appointed Chief Operating Officer in January 2022.

(8)	Mr. Barry resigned from his position as Chief Financial Officer effective as of July 14, 2021 but continued in employment with the Company as Chief Accounting Officer but not as an executive officer.

(9)	Mr. Harcum resigned from employment effective as of November 19, 2021.

Employment Agreements

On August 15, 2019, we entered into an employment agreement with Mr. Moore setting forth the terms of the compensation for his services as Chief Executive Officer of our company. On April 21, 2020, we amended the employment agreement, which became effective upon closing of our initial public offering on August 4, 2020. Pursuant to the employment agreement, as amended, Mr. Moore is entitled to an annual base salary (which, in 2021, was $650,000) and an annual incentive bonus of up to 100% of base to the extent that we achieve certain annual EBITDA objectives to be established by our compensation committee. Mr. Moore did not receive an annual incentive bonus with respect to his 2021 service, however, he did receive a transaction bonus in connection with the acquisition of Appliances Connection equal to $150,000. Mr. Moore was also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. We also previously granted to Mr. Moore an option to purchase 263,158 shares of our common stock immediately following the closing of the initial public offering with an exercise price of $9.00, equal to the public offering price per share paid in the initial public offering. Vesting of the options will occur annually over a 4-year period in increments of 25% per year beginning on August 15, 2020. On June 3, 2021, Mr. Moore received an award of 29,297 shares of our common stock. The shares were fully vested on the date of grant. Pursuant to Mr. Moore’s employment agreement, if we terminate his employment without cause, he is entitled to six months of base compensation, payable in a lump sum upon termination. The employment agreement contains restrictive covenants prohibiting Mr. Moore from (i) owning or operating a business that competes with our company during the term of his employment and for a period of one year following the termination of his employment or (ii) soliciting our employees for a period of two years following the termination of his employment. On August 30, 2021 Mr. Moore’s employment was terminated. On the same day, we entered into a separation and release agreement with Mr. Moore. Pursuant to the separation and release agreement, Mr. Moore is entitled to one year’s base pay (equal to $650,000), to be paid monthly during the period beginning September 2021 and ending August 2022. We have also agreed to continue to pay our share of Mr. Moore’s health care costs under the Company’s medical, dental or vision plans in which Mr. Moore participates for a period beginning as of September 1, 2021 and ending as of August 31, 2022, and to pay an amount equal to $62,616 to reimburse Mr. Moore for the remaining 12 months under his housing lease.

At the time of Mr. Moore’s termination of employment, Albert Fouerti was appointed as Chief Executive Officer. Mr. Fouerti has an employment agreement with our subsidiary, Appliances Connection Inc., pursuant to which he is entitled to an annual base salary of $400,000 and an annual incentive bonus of up to 100% of base to the extent that we achieve certain annual EBITDA objectives to be established by our compensation committee. Mr. Fouerti is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Mr. Fouerti did not receive any equity awards in 2021, however he did receive an annual incentive bonus of $175,000 in 2022 for his service in 2021. Pursuant to Mr. Fouerti’s employment agreement, if his employment is terminated without cause or Mr. Fouerti resigns for good reason he will continue to receive payment of his base salary on our regularly scheduled pay dates for a period up to six months following his termination (an amount equal to $200,000). Mr. Fouerti’s employment agreement also contains covenants against competition and solicitation of our employees and customers for a period of six months following his termination.

On July 14, 2021, we entered into an employment agreement with Maria Johnson, setting forth the terms of the compensation for her services as Chief Financial Officer, effective as of July 26, 2021. We have not amended or entered into a new employment agreement in connection with Ms. Johnson’s new role as principal accounting officer and Secretary (to which she was appointed in connection with Mr. Barry’s resignation from that position in January 2022). Pursuant to the employment agreement, Ms. Johnson is entitled to an annual base salary of $385,000 and an annual incentive bonus of up to 75% of base salary to the extent that the we achieve certain annual EBITDA objectives to be established by our board of directors. Ms. Johnson also received a one-time signing bonus of $15,000. We also granted to Ms. Johnson an option to purchase 150,000 shares of our common stock at an exercise price equal to $3.10. Vesting of the options will occur annually over a 4-year period in increments of 25% per year. In addition, Ms. Johnson received an annual incentive bonus of $134,750 in 2022 for her service in 2021. Ms. Johnson may terminate her employment upon 30 days’ notice. If we terminate Ms. Johnson without cause or she resigns for good reason, she is entitled to six months of continued base compensation, which will be paid on our regular pay dates. The employment agreement also contains restrictive covenants against competition and solicitation of our employees and customers for a period of six months following her termination.

Elie Fouerti also has an employment agreement with our subsidiary, Appliances Connection Inc., pursuant to which he is entitled to an annual base salary of $400,000 and an annual incentive bonus of up to 100% of base to the extent that we achieve certain annual EBITDA objectives to be established by our compensation committee. He is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Elie Fouerti did not receive any equity awards in 2021, however, he did receive an annual incentive bonus of $175,000 in 2022 for his service in 2021. Pursuant to his employment agreement, if his employment is terminated without cause or he resigns for good reason he will continue to receive payment of his base salary on our regularly scheduled pay dates for a period up to six months following his termination (an amount equal to $200,000). Elie Fouerti’s employment agreement also contains covenants against competition and solicitation of our employees and customers for a period of six months following his termination.

On April 21, 2020, we entered into an employment agreement with Robert D. Barry setting forth the terms of the compensation for his services as Chief Financial Officer. This employment agreement became effective upon closing of our initial public offering on August 4, 2020. Pursuant to the employment letter agreement, Mr. Barry was entitled to an annual base salary (which, in 2021, was $280,000) and an annual incentive bonus of up to 50% of base to the extent that we achieve certain annual EBITDA objectives to be established by our compensation committee. Mr. Barry did not receive an annual incentive bonus with respect to his 2021 service, however, he did receive a transaction bonus in connection with the acquisition of Appliances Connection equal to $25,000. He is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Pursuant to Mr. Barry’s employment agreement, if we terminate Mr. Barry’s employment without cause, he is entitled to six months of base compensation, which will be paid in a lump sum upon termination. The employment agreement contains restrictive covenants prohibiting Mr. Barry from (i) owning or operating a business that competes with our company during the term of his employment and for a period of one year following the termination of his employment or (ii) soliciting our employees for a period of two years following the termination of his employment. On January 31, 2022, we entered into a transition and separation agreement and general release of claims with Mr. Barry. The agreement provides for Mr. Barry’s separation from employment following a transition period ending on the earliest of the following dates: (i) April 30, 2022, (ii) the date of Mr. Barry’s termination without cause or (iii) Mr. Barry’s death, or the date of termination of Mr. Barry’s employment for cause. Pursuant to the Transition Agreement, Mr, Barry is eligible to receive seven months of base compensation, which will be paid on our regular pay dates following his separation, and is entitled to retain his 30,000 vested stock options for the three months follow his termination (at which point they will terminate if unexercised in accordance with the terms of Mr. Berry’s stock option agreement).

On December 13, 2019, we entered into an employment offer letter with Thomas S. Harcum setting forth the terms of the compensation for his services as Chief Marketing Officer and Chief Technology Officer. Pursuant to the employment offer letter, Mr. Harcum was entitled to an annual base salary (which, in 2021, was $165,000) and an annual incentive bonus of up to 20% of base to the extent that we achieve certain annual EBITDA objectives to be established by our compensation committee. Mr. Harcum did not receive an annual incentive bonus with respect to his 2021 service, however, he did receive a transaction bonus in connection with the acquisition of Appliances Connection equal to $16,000. He was also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. On November 16, 2021, we entered into a separation agreement and release with Mr. Harcum providing for the separation of his employment with our company effective as of November 19, 2021. Under the separation agreement and release, subject to Mr. Harcum’s compliance with each and every provision of agreement, Mr. Harcum received a lump sum severance payment of $56,346. The separation and release letter also created an obligation for Mr. Harcum to, for the six (6) month period immediately following the separation date, Mr. Harcum, upon our request, cooperate and consult with us with respect to any inquiries or other matters involving the us or our clients, including, without limitation, his past work and responsibilities at our company, or pending or threatened transactions, litigation, administrative proceedings or arbitration. Mr. Harcum is not entitled to any additional compensation in connection with such consultation; provided that we will pay reasonable travel expenses for his appearance or attendance at any meetings or proceedings in connection with the foregoing.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Albert Fouerti	‒	‒	‒	‒	‒
Douglas T. Moore (1)	‒	‒	‒	‒	‒
Maria Johnson	‒	150,000	‒	$3.10	07/28/2031
Elie Fouerti	‒	‒	‒	‒	‒
Robert D. Barry (2)	30,000	90,000	‒	$9.00	09/10/2030
Thomas S. Harcum (3)	12,500	‒	‒	$9.00	09/10/2030

(1)	Mr. Moore’s vested but unexercised stock options terminated three months following his termination of employment pursuant to the terms of his stock option agreement.

(2)	Mr. Barry’s vested but unexercised stock options will terminate three months following his termination of employment pursuant to the terms of his stock option agreement.

(3)	Mr. Harcum’s vested but unexercised stock options terminated three months following his termination of employment pursuant to the terms of his stock option agreement.

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

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Messrs. Fouerti and Fouerti and Ms. Johnson are entitled severance if their employment is terminated by us without cause or they resign for good reason. The employment agreement in effect for Mr. Barry at year-end 2021 also contained the severance provisions described above.

In the event of a change in control (as defined in our 2020 Equity Incentive Plan), all options issued to the executive officers named above shall become immediately vested and exercisable with respect to 100% of the shares subject to the option.

Director Compensation

We agreed to pay our independent directors a fee of $35,000 per year, which was payable quarterly. We also agreed to reimburse the independent directors for pre-approved reasonable business expenses incurred in good faith in connection with the performance of their duties for us. Effective June 2021, upon the recommendation of the Compensation Committee, the board of directors increased the independent director annual fees to $40,000 per year and awarded additional fees for committee membership and committee chairs as set forth in the table below, which are payable monthly.

Audit Committee
Committee Chair Fee	$10,000
Committee Member Fee	$6,000
Compensation Committee
Committee Chair Fee	$7,500
Committee Member Fee	$4,500
Nominating and Corporate Governance Committee
Committee Chair Fee	$5,000
Committee Member Fee	$3,000

In addition, on June 3, 2021, each of our directors other than Messrs. Bassoul, Shaw and Schneider who were not members of the board at the time of such grant, received a grant of 23,438 shares of fully vested common stock. Mr. Bassoul entered into an independent director agreement with us pursuant to which he receives an annual fee of $125,000 payable in monthly installments instead of the cash fees described above.

The table below sets forth the compensation to our non-employee directors during the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Total ($)
Ellette A. Anderson	41,292	60,000	101,292
Selim Antoine Bassoul(1)	‒	‒	‒
Clark R. Crosnoe	47,042	60,000	107,042
Paul A. Froning(2)	33,750	60,000	93,750
Glyn C. Milburn	44,333	60,000	104,333
Ellery Roberts	52,500	60,000	112,500
G. Alan Shaw	12,250	‒	12,250
Alan P. Shor	25,208	60,000	85,208
Edward Tobin	23,333	60,000	83,333

(1)	Mr. Bassoul resigned from the board on November 4, 2021.

(2)	Mr. Froning resigned from the board on October 17, 2021.

2020 Equity Incentive Plan

On July 30, 2020, we established the 1847 Goedeker Inc. 2020 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 26, 2022 by (i) each of our named executive officers and directors; (ii) all of our current executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is c/o our company, 1870 Bath Ave, Brooklyn, NY 11214.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Albert Fouerti, CEO and Director(3)	Common Stock	788,876	*
Douglas T. Moore, Former CEO	Common Stock	29,297	*
Robert D. Barry, Controller(4)	Common Stock	65,199	*
Maria Johnson, CFO, CAO and Secretary	Common Stock	12,500	*
Elie Fouerti, Chief Operating Officer(5)	Common Stock	—	*
Thomas S. Harcum, Former Chief Marketing and Technology Officer	Common Stock	6,042	*
Ellery W. Roberts, Executive Chairman of the Board(6)	Common Stock	1,421,235	1.34%
Ellette A. Anderson, Director	Common Stock	23,438	*
Clark R. Crosnoe, Director(7)	Common Stock	647,238	*
Glyn C. Milburn, Director	Common Stock	27,738	*
G. Alan Shaw, Director	Common Stock	34,883	*
Alan P. Shor, Director	Common Stock	23,438	*
James M. Schneider, Director	Common Stock	170,723	*
Edward J. Tobin, Director	Common Stock	984,118	*
All current executive officers and directors(11 persons)	Common Stock	4,134,187	3.89%

5% Stockholders
Cannell Capital LLC(8)	Common Stock	5,308,727	4.99%
Empery Asset Management, LP(9)	Common Stock	5,308,727	4.99%
Brightlight Capital Management LP(10)	Common Stock	7,916,141	7.44%
Altium Growth Fund, LP(11)	Common Stock	5,308,727	4.99%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common stock.

(2)	A total of 106,387,332 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 26, 2022. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Does not include 2,947,986 shares of common stock held by The 2021 Albert Fouerti Trust F/B/O His Issue, of which Mr. Fouerti is the grantor and his minor children are the beneficiaries, but Mr. Fouerti is not the trustee. Pursuant to SEC rules, the trustee is considered to be the beneficial owner of the shares held by this trust.

(4)	Includes 30,000 shares of common stock which Mr. Barry has the right to acquire within 60 days through the exercise of vested options and 13,000 shares of common stock held by Mr. Barry’s spouse.

(5)	Does not include 2,947,987 shares of common stock held by The 2021 Elie Fouerti Trust F/B/O His Issue, of which Mr. Fouerti is the grantor and his minor children are the beneficiaries, but Mr. Fouerti is not the trustee. Pursuant to SEC rules, the trustee is considered to be the beneficial owner of the shares held by this trust.

(6)	Includes 1,000,000 pledged shares. The pledge was reviewed and approved in accordance with the Company’s Insider Trading Policy.

(7)	Includes 535,000 shares held by CRC Investment Fund LP and 88,800 shares held by NM 2018 Trust. Mr. Crosnoe is the managing member and owns 100% of CRC Investment Fund GP, LLC, the general partner of CRC Investment Fund LP, and of CRC Capital LLC, the manager of CRC Investment Fund LP, and has sole voting and investment power over the shares held by CRC Investment Fund LP. Mr. Crosnoe is the investment adviser to NM 2018 Trust and also has a power of attorney to direct purchases and sales of the shares held by it. Mr. Crosnoe disclaims beneficial ownership of the shares held by CRC Investment Fund LP and NM 2018 Trust except to the extent of his pecuniary interest, if any, in such shares.

(8)	Includes 4,992,381 shares of common stock and 316,346 shares of common stock issuable upon the exercise of warrants, but excludes an additional 4,838,108 shares of common stock issuable on the exercise of warrants that cannot be exercised due to a beneficial ownership blocker provision pursuant to a securities purchase agreement. The beneficial owner cannot exercise warrants to the extent it would beneficially own, after any such exercise, more than 4.99% of the outstanding shares of common stock. Based solely on the information set forth in the Schedule 13G/A filed by Cannell Capital LLC with the SEC on February 14, 2022. J. Carlo Cannell may be deemed to be the beneficial owner of the shares held by Cannell Capital LLC. The address of the business office of each of Cannell Capital LLC and J. Carlo Cannell is 245 Meriwether Circle, Alta, WY 83414.

(9)	Includes 5,308,727 shares of common stock issuable upon the exercise of warrants, but excludes an additional 3,140,528 shares of common stock issuable upon the exercise of warrants that cannot be exercised due to a beneficial ownership blocker provision in a securities purchase agreement. The beneficial owner cannot exercise warrants to the extent it would beneficially own, after any such exercise, more than 4.99% of the outstanding shares of common stock. Based solely on the information set forth in the Schedule 13G/A filed by Empery Asset Management, LP (“Empery”) with the SEC on January 24, 2022. Empery serves as the investment manager to certain funds holding an aggregate of 8,449,255 shares of common stock. Empery AM GP, LLC, the general partner of Empery, has the power to exercise investment discretion. Each of Empery and Ryan M. Lane and Martin D. Hoe, the managing members of Empery AM GP, LLC, may be deemed to be the beneficial owner of all shares of common stock held by such funds. Each of the foregoing disclaims any beneficial ownership of any such shares of common stock. The address of each of the foregoing beneficial owners is 1 Rockefeller Plaza, Suite 1205, New York, New York 10020.

(10)	Based solely on the information set forth in the Schedule 13G filed by Brightline Capital Management LP (“Brightlight Capital”) with the SEC on February 14, 2022. Brightlight Capital serves as the investment manager to and maintains investment and/or voting power with respect to certain funds holding an aggregate of 7,916,141 shares of common stock. Mr. Vadim Rubinchik is the managing member of Brightlight Capital Management (GP) LLC, the general partner of Brightlight Capital. Brightlight Capital, Brightlight Capital Management (GP) LLC, and Mr. Rubinchik own no Shares directly, but may be deemed to beneficially own all shares of common stock held by Brightline Capital. Each of Brightlight Capital, Brightlight Capital Management (GP) LLC and Mr. Rubinchik disclaims beneficial ownership of any such shares of common stock. The address of the business office of each of the foregoing beneficial owners is 15 Myrtle Ave, #1A Westport, CT 06880.

(11)	Includes 5,308,727 shares of common stock issuable upon the exercise of warrants, but excludes an additional 795,097 shares of common stock issuable upon the exercise of warrants that cannot be exercised due to a beneficial ownership blocker provision in a securities purchase agreement. The beneficial owner cannot exercise warrants to the extent it would beneficially own, after any such exercise, more than 4.99% of the outstanding shares of common stock. Based solely on the information set forth in the Schedule 13G/A filed by Altium Growth Fund, LP (the “Altium”), with the SEC on February 14, 2022. Altium is the record and direct beneficial owner of the shares. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own the common shares held by, Altium. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own the common shares held by, Altium. The address of the principal business office of each of the foregoing beneficial owners is 152 West 57th Street, FL 20, New York, NY 10019.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

In December 2021, following a proposal voted upon at our annual meeting, we filed a Certificate of Amendment to our Company’s Amended and Restated Certificate of Incorporation, dated July 30, 2020 (the “Certificate of Incorporation”) setting forth an amendment to increase the number of shares of Common Stock from 200,000,000 to 250,000,000 (the “Share Increase Amendment”) with the Secretary of State of the State of Delaware. To date, none of these newly authorized shares has actually been issued. Three people claiming to be beneficial owners of Common Stock subsequently expressed concerns about a statement in our proxy statement related to the proposal to adopt the Share Increase Amendment (the “Share Increase Proposal”), specifically questioning, in light of our November 2021 proxy statement, the ability of brokerage firms and other custodians to vote shares of Common Stock held by them for the benefit of their customers in the absence of instructions from the beneficial owners. Based on an examination of the situation performed following receipt of these demands, we believe that the vote at the annual meeting on the Share Increase Proposal was properly tabulated and that the Share Increase Amendment was properly adopted in accordance with Delaware law. In light of the demands, however, and to ensure against any future question as to the validity of these newly authorized shares, we elected to seek validation of the Share Increase Amendment through a Petition to the Court of Chancery of the State of Delaware (the “Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law (the “205 Petition”). The action, styled In re 1847 Goedeker Inc., C.A. 2022-0219-SG, seeks entry by the Court of Chancery of an order validating and declaring effective the Share Increase Amendment, and validating the additional shares authorized under the Share Increase Proposal. At least one of the persons who expressed concerns about adoption of the Share Increase Proposal has both objected to the 205 Petition and filed his own lawsuit (now consolidated with the 205 Petition) seeking the opposite outcome. The 205 Petition is currently scheduled for hearing on May 27, 2022. Please see “Item 3 Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022, and the Company’s Form 8-K, filed on March 21, 2022, for further discussion of this matter.

On December 17, 2021, the board of directors approved an amendment to the Plan to increase the number of shares of common Stock reserved for issuance under the Plan from 1,000,000 to 11,000,000 shares. Such increase was approved by the Company’s stockholders effective as of December 21, 2021.

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2021. If the shares subject to the Share Increase Proposal described above are disregarded, the number of shares remaining available for future issuance under the Plan, as of December 31, 2021, would only be 758,294 shares rather than the 10,253,400 shares set forth in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	312,960	$5.97	10,253,400
Equity compensation plans not approved by security holders	‒	‒	‒
Total	312,960	$5.97	10,253,400

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2020 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Advances

We repaid $33,738 of related party advances to our Manager in August 2020. These advances were unsecured, bore no interest, and did not have formal repayment terms or arrangements.

Related Party Note

A portion of the purchase price for the acquisition of Goedeker Television Co. (“Goedeker Television”).was paid by our issuance to Steve Goedeker, as representative of Goedeker Television, of a 9% subordinated promissory note in the principal amount of $4,100,000. Michael Goedeker, our director, President and Chief Operating Officer until March 2020 and a significant stockholder, was also a director, officer and principal stockholder of Goedeker Television. On June 2, 2020, the parties entered into an amendment and restatement of the note that became effective as of the closing of our initial public offering on August 4, 2020, pursuant to which (i) the principal amount of the existing note was increased by $250,000, (ii) upon the closing of the initial public offering, we agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note was increased from 9% to 12%. In accordance with the terms of the amended and restated note, we used a portion of the proceeds from the initial public offering to pay $1,083,842 of the balance of the note representing a $696,204 reduction in the principal balance and interest accrued through August 4, 2020 of $387,638. We repaid this note in August 2020.

Leonite Securities Purchase Agreement

On April 5, 2019, our Company, 1847 Goedeker Holdco Inc. (“Holdco”) (our direct parent company at such time) and 1847 Holdings (Holdco’s parent company at such time) entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) (the “Leonite Securities Purchase Agreement”), pursuant to which our Company, Holdco and 1847 Holdings issued to Leonite a secured convertible promissory note (the “Secured Note”) in the aggregate principal amount of $714,286. As additional consideration for the purchase of the Secured Note, (i) 1847 Holdings issued to Leonite 50,000 common shares (valued at $137,500), (ii) 1847 Holdings issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in Holdco. As of December 31, 2019, the balance of the note was $584,943. As a result of this transaction, Leonite became a related party.

On May 11, 2020, the Company, Holdco, 1847 Holdings and Leonite entered into a first amendment to Secured Note, pursuant to which the parties agreed (i) to extend the maturity date of the Secured Note to October 5, 2020, (ii) that our failure to repay the Secured Note on the original maturity date of April 5, 2020 shall not constitute and event of default under the note and (iii) to increase the principal amount of the Secured Note by $207,145, as a forbearance fee.

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

Under the Secured Note, Leonite had the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares or any shares of capital stock or other securities of 1847 Holdings into which such common shares may be changed or reclassified.

On May 4, 2020, Leonite converted $100,000 of the outstanding balance of the Secured Note into 100,000 common shares of 1847 Holdings. On July 24, 2020, Leonite converted $50,000 of the outstanding balance of the Secured Note into 50,000 common shares of 1847 Holdings.

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

DMI Cooperative

The Company is a member of Dynamic Marketing, Inc. (“DMI”), an appliance purchasing cooperative. DMI purchases consumer electronics and appliances at wholesale prices from various vendors, and then makes such products available to its members, including the Company, who sell such products to end consumers. DMI’s purchasing group arrangement provides its members, including the Company, with leverage and purchasing power with appliance vendors, and increases our ability to compete with competitors, including big box appliance and electronics retailers. We own an approximate 5% interest in the cooperative. Additionally, Albert Fouerti, our Chief Executive Officer and director, is on the board of DMI. As such, DMI is deemed to be a related party.

During the years ended December 31, 2021 and 2020, total purchases from DMI, net of holdbacks, were $177.8 million and $9.1 million, respectively. At December 31, 2021, deposits at DMI totaled $12.2 million and the vendor rebate due from DMI were $5.7 million. At December 31, 2020, vendor rebate deposits, net, due from DMI were $31.7 million and vendor rebates receivable were $4.7 million.

Related Party Leases

On May 31, 2019, our subsidiary YF Logistics LLC entered into a sublease agreement with DMI for our warehouse space in Hamilton, New Jersey. The initial term of the sublease was for a period commencing on June 1, 2019 and terminating on April 30, 2020, with automatic renewals for successive one year terms until the earlier of (i) termination by either upon thirty (30) days’ prior written notice or (ii) April 30, 2024. The sublease provides for a base rent equal to 71.43% of the base rent paid by DMI under its lease for the premises, plus 71.43% of any taxes, operating expenses, additional charges or any other amounts due by DMI, for a total of $56,250 per month.

On June 2, 2021, our subsidiary 1 Stop Electronics Center, Inc. entered into a lease agreement with 1870 Bath Ave. LLC, an entity that is owned by Albert Fouerti, our Chief Executive Officer and a member of our board of directors and, and Elie Fouerti, our Chief Operating Officer, for our premises located at 1870 Bath Avenue, Brooklyn, New York. The lease is for a term of ten years and provides for a base rent of $74,263 per month during the first year with annual increases to $96,896.37 during the last year of the term. 1 Stop Electronics Center, Inc. is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. The initial right-of-use (“ROU”) asset and liability associated with this lease is $8.4 million.

On June 2, 2021, our subsidiary Joe’s Appliances LLC entered into a lease agreement with 812 5th Ave Realty LLC, an entity that is owned by Albert Fouerti and Elie Fouerti, for our premises located at 7812 5th Avenue, Brooklyn, New York. The lease is for a term of ten years and provides for a base rent of $6,365.40 per month during the first year with annual increases to $8,305.40 during the last year of the term. Joe’s Appliances LLC is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. The initial ROU asset and liability associated with this lease is $0.7 million.

On March 15, 2022, the Company entered into a lease agreement by and between the Company and 8780 19 Ave LLC, a New York limited liability company owned by Albert Fouerti and Elie Fouerti, for the lease of a new office building located in Brooklyn, New York. The lease commenced on March 1, 2022 and shall expire on December 31, 2026. The Company has the option to extend the term of the lease for one additional term of five years. The premises of the lease contain approximately 5,835 rentable square feet. Under the terms of the lease, the Company will lease the premises at the monthly rate of $22,000 for the first year, with scheduled annual increases. The Company will receive a four-month rent concession so that its first rental payment shall become due on or before July 1, 2022.

Director Independence

Our board of directors has determined that Ellette A. Anderson, Clark R. Crosnoe, Glyn C. Milburn, James M. Schneider, G. Alan Shaw and Alan P. Shor are independent within the meaning of the rules of NYSE American.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees	$550,000	$249,674
Audit-Related Fees	110,000	317,000
Tax Fees	‒	‒
All Other Fees	‒	‒
TOTAL	$660,000	$566,674

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Total audit fees for the year ended December 31, 2021 was $550,000 for Friedman LLP. Total audit fees for the year ended December 31, 2020 was $200,000 for Friedman LLP and $49,674 for Sadler, Gibb & Associates.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. Total audit fees related for the year ended December 31, 2021 was $110,000 for Friedman LLP. Total audit fees related for the year ended December 31, 2020 was $125,000 for Friedman LLP and $192,000 for Sadler, Gibb & Associates.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Friedman LLP for our consolidated financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

(2)	Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 28, 2021)

3.3	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)

3.4	Amendment No 1. To Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2021)

4.1*	Description of Registrant’s Common Stock

4.2	Common Stock Purchase Warrant issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2021)

4.3	Common Stock Purchase Warrant issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 25, 2021)

4.4	Form of Representative’s Warrant for Initial Public Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2020)

10.1	Securities Purchase Agreement, dated October 20, 2020, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on March 29, 2021)

10.2	Amendment No. 1 to Securities Purchase Agreement, dated December 8, 2020, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 29, 2021)

10.3	Amendment No. 2 to Securities Purchase Agreement, dated April 6, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2021)

10.4	Warrant Agent Agreement, dated May 27, 2021, between 1847 Goedeker Inc. and American Stock Transfer & Trust Company, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2021)

10.5	Credit and Guaranty Agreement, dated June 2, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, certain other subsidiaries party thereto from time to time as guarantors, the financial institutions party thereto from time to time, and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2021)

10.6	Loan and Security Agreement, dated June 3, 2021, between 1847 Goedeker Inc. and Northpoint Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2021)

10.7	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Manufacturers and Traders Trust Company on June 2, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 3, 2021)

10.8	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to First Horizon Bank on June 2, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 3, 2021)

10.9	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Sterling National Bank on June 2, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 3, 2021)

10.10	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to BankUnited N.A. on June 2, 2021 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 3, 2021)

10.11	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Manufacturers and Traders Trust Company on June 2, 2021 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 3, 2021)

10.12	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to First Horizon Bank on June 2, 2021 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 3, 2021)

10.13	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Sterling National Bank on June 2, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 3, 2021)

10.14	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to BankUnited N.A. on June 2, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on June 3, 2021)

10.15	Pledge and Security Agreement, dated June 2, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and such other subsidiaries from time to time a party thereto, in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 3, 2021)

10.16	Management Services Agreement, dated April 5, 2019, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.17	Amendment No. 1 to Management Services Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.18	Lease Agreement, dated April 5, 2019, between S.H.J., L.L.C. and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.19	Lease Agreement, dated January 13, 2021, by and between Westgate 200, LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2021)

10.20	First Amendment to Lease Agreement, dated March 30, 2021, by and between Westgate 200, LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 5, 2021)

10.21	Lease, dated June 2, 2021, between 1870 Bath Ave. LLC and 1 Stop Electronics Center, Inc. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 3, 2021)

10.22	Lease, dated June 2, 2021, between 7812 5th Ave Realty LLC and Joe’s Appliances LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 3, 2021)

10.23	Sublease Agreement, dated May 31, 2019, between YF Logistics LLC and Icon 400 Cabot Owner Pool 4 NJ, LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.24	Lease Agreement, dated March 15, 2022, between 8780 19 Ave LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2022)

10.25	Warehouse Agreement, dated September 9, 2021, between Brook Warehousing Corporation and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.26	Agreement, dated September 9, 2021, between Brook Warehousing Corporation and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.27	Securities Purchase Agreement, dated March 19, 2021, among 1847 Goedeker Inc., Evergreen Capital Management LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2021)

10.28	Security Agreement, dated March 19, 2021, between 1847 Goedeker Inc. and SILAC Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 25, 2021)

10.29	10% OID Senior Secured Promissory Note issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 25, 2021)

10.30	10% OID Senior Secured Promissory Note issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 25, 2021)

10.31	Trademark Assignment Agreement, dated October 15, 2020, between Superior Deals, Inc. and Albert Fouerti (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.32	Trademark Assignment Agreement, dated October 15, 2020, between 1 Stop Electronics, Inc. and Albert Fouerti (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.33#	Amendment to Employment Letter Agreement, dated June 3, 2021, between 1847 Goedeker Inc. and Douglas T. Moore (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 9, 2021)

10.34#	Separation and Release Agreement, dated August 30, 2021, between Douglas T. Moore and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2021)

10.35#	Amendment No. 1 to Separation Agreement and Release, dated September 17, 2021, between Douglas T. Moore and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.36*#	Employment Agreement between Appliances Connection Inc. and Albert Fouerti

10.37*#	Employment Agreement between Appliances Connection Inc. and Elie Fouerti

10.38#	Employment Letter Agreement, dated July 14, 2021, between 1847 Goedeker Inc. and Maria Johnson (incorporated by reference to Exhibit 10.1 to the Current Report filed on July 20, 2021)

10.39#	Employment Letter Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and Robert D. Barry (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.40#	Transition and Separation Agreement, dated January 31, 2022, between 1847 Goedeker Inc. and Robert B. Barry (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K filed on February 2, 2022)

10.41*#	Independent Director Agreement between 1847 Goedeker Inc. and director Glyn C. Milburn, dated April 21, 2020, together with a schedule identifying other substantially identical agreements between the Company and each of its independent directors identified on the schedule and identifying the material differences between each of those agreements and the filed Independent Director Agreement

10.42#	Independent Director Agreement between 1847 Goedeker Inc. and director G. Alan Shaw, dated October 17, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 21, 2021)

10.43#	Independent Director Agreement between 1847 Goedeker Inc. and director James M. Schneider, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2022)

10.44#	Independent Director Agreement between 1847 Goedeker Inc. and director Alan P. Shor, dated May 18, 2021, (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 3, 2021)

10.45*#	Indemnification Agreement between 1847 Goedeker Inc. and Ellery W. Roberts, dated May 7, 2020, together with a schedule identifying other substantially identical agreements between the Company and each of its directors identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement

10.46#	Indemnification Agreement between 1847 Goedeker Inc. and G. Alan Shaw, dated October 17, 2021, (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 21, 2021)

10.47#	Indemnification Agreement between 1847 Goedeker Inc. and James M. Schneider, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 21, 2021)

10.48#	1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on August 3, 2020)

10.49#	Amendment No. 1 to 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.50#	Amendment No. 2 to 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed on December 28, 2021)

10.51#	Form of Stock Option Agreement for 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.52#	Form of Restricted Stock Award Agreement for 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.53	Cooperation Agreement, dated October 15, 2021, by and among 1847 Goedeker Inc., David L. Kanen, Philotimo Fund, LP, Philotimo Focused Growth and Income Fund and Kanen Wealth Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2021)

21.1*	List of Subsidiaries

23.1*	Consent of Friedman LLP

31.1**	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2022

**	Filed herewith

#	Executive compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2022

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

SIGNATURE	TITLE	Date

/s/ Albert Fouerti	Chief Executive Officer and Director (principal executive officer)	May 2, 2022
Albert Fouerti

/s/ Maria Johnson	Chief Financial Officer, Chief Accounting Officer	May 2, 2022
Maria Johnson	and Secretary (principal financial and accounting officer)

/s/ Ellery W. Roberts	Executive Chairman of the Board of Directors	May 2, 2022
Ellery W. Roberts

/s/ Ellette A. Anderson	Director	May 2, 2022
Ellette A. Anderson

/s/ Clark R. Crosnoe	Director	May 2, 2022
Clark R. Crosnoe

/s/ Glyn C. Milburn	Director	May 2, 2022
Glyn C. Milburn

/s/ James M. Schneider	Director	May 2, 2022
James M. Schneider

/s/ G. Alan Shaw	Director	May 2, 2022
G. Alan Shaw

/s/ Alan P. Shor	Director	May 2, 2022
Alan P. Shor

/s/ Edward J. Tobin	Director	May 2, 2022
Edward J. Tobin