Form 10-Q
period 2022-03-31
1847 Goedeker Inc.
filed 2022-05-16
CIK 1810140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2022, there were 106,387,332 shares of the registrant’s common stock issued and outstanding.

1847 GOEDEKER INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2022

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the synergies that we expect to experience resulting from the Appliances Connection Acquisition (as defined below);

●	our ability to successfully integrate Appliances Connection’s business with our existing business;

●	our ability to acquire new customers and sustain and/or manage our growth;

●	the impact of the novel coronavirus (“COVID-19”) pandemic on our operations and financial condition;

●	the effect of supply chain delays and disruptions on our operations and financial condition;

●	our goals and strategies;

●	the identification of material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not corrected, could affect the reliability of our unaudited condensed consolidated financial statements and have other adverse consequences such as a failure to meet reporting obligations;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 GOEDEKER INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 GOEDEKER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$25,821	$25,724
Restricted cash	2,583	8,067
Receivables, net	26,288	24,594
Vendor deposits	18,064	12,199
Merchandise inventory, net	52,963	44,754
Prepaid expenses and other current assets	8,291	5,980

Total Current Assets	134,010	121,318

Property and equipment, net	3,688	3,554
Operating lease right-of-use assets	15,262	14,937
Goodwill	191,614	191,614
Intangible assets, net	41,658	44,212
Other long-term assets	349	349

TOTAL ASSETS	$386,581	$375,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$83,959	$72,592
Customer deposits	13,080	20,702
Current portion of notes payable, net	7,907	7,910
Current portion of finance lease liabilities	120	65
Current portion of operating lease liabilities	3,845	3,874
Contingent note payable	200	198

Total Current Liabilities	109,111	105,341

Notes payable, net of current portion	47,181	48,559
Finance lease liabilities, net of current portion	306	121
Operating lease liabilities, net of current portion	12,787	12,493
Deferred tax liability, net	5,652	3,867

TOTAL LIABILITIES	175,037	170,381

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 106,387,332 shares issued and outstanding as of March 31, 2022 and December 31, 2021	11	11
Additional paid-in capital	224,667	224,648
Accumulated deficit	(13,134)	(19,056)

TOTAL STOCKHOLDERS’ EQUITY	211,544	205,603

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$386,581	$375,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2022	2021

Product sales, net	$152,752	$13,697
Cost of goods sold	116,883	11,069
Gross profit	35,869	2,628

Operating Expenses
Personnel	7,046	1,931
Advertising	4,288	1,083
Bank and credit card fees	6,167	533
Depreciation and amortization	2,734	122
General and administrative	5,567	2,240

Total Operating Expenses	25,802	5,909

INCOME (LOSS) FROM OPERATIONS	10,067	(3,281)

Other Income (Expenses)
Interest income	41	10
Adjustment in value of contingency	(2)	-
Interest expense	(936)	(232)
Other income	135	10

Total Other Income (Expenses)	(762)	(212)

NET INCOME (LOSS) BEFORE INCOME TAXES	9,305	(3,493)

INCOME TAX EXPENSE	(3,383)	-

NET INCOME (LOSS)	$5,922	$(3,493)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$0.06	$(0.57)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	106,387,332	6,111,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share and per share data)

For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	106,387,332	$11	$224,648	$(19,056)	$205,603
Stock-based compensation	-	-	19	-	19
Net income for the three months ended March 31, 2022	-	-	-	5,922	5,922

Balance at March 31, 2022	106,387,332	$11	$224,667	$(13,134)	$211,544

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2020	6,111,200	$1	$13,409	$(26,726)	$(13,316)
Issuance of warrants with debt	-	-	1,340	-	1,340
Stock-based compensation	-	-	125	-	125
Net loss for the three months ended March 31, 2021	-	-	-	(3,493)	(3,493)

Balance at March 31, 2021	6,111,200	$1	$14,874	$(30,219)	$(15,344)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1847 GOEDEKER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months
	Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) Adjustments to reconcile net income (loss) to net cash	$5,922	$(3,493)
used in by operating activities:
Depreciation and amortization	2,734	128
Amortization of debt discount	185	98
Stock-based compensation	19	125
Adjustment in value of contingency	2	-
Deferred tax (liability) asset	1,785	-
Non-cash lease expense	819	127
Changes in operating assets and liabilities:
Receivables	(1,694)	1,049
Vendor deposits	(5,864)	(195)
Merchandise inventory	(8,209)	(736)
Prepaid expenses and other assets	(2,312)	109
Accounts payable and accrued expenses	11,368	(345)
Customer deposits	(7,622)	390
Operating lease liabilities	(880)	(65)
Net cash used in operating activities	(3,747)	(2,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6)	(126)
Net cash used in investing activities	(6)	(126)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	4,590
Repayments of notes payable	(1,615)	(164)
Repayments of finance lease liabilities	(19)	-
Net cash (used in) provided by financing activities	(1,634)	4,426

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,387)	1,492
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	33,791	9,912

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$28,404	$11,404

Cash, cash equivalents, and restricted cash consist of the following:
End of the period
Cash and cash equivalents	$25,821	$1,309
Restricted cash	2,583	10,095

	$28,404	$11,404

Cash, cash equivalents, and restricted cash consist of the following:
Beginning of the period
Cash and cash equivalents	$25,724	$935
Restricted cash	8,067	8,977

	$33,791	$9,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$639	$29
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use assets and liabilities assumed	$1,145	$1,954
Financed purchases of property and equipment	$308	$-
Debt discount on notes payable from OID	$-	$910
Debt discount on notes payable from warrants	$-	$1,340

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of 1847 Goedeker Inc. (the “Company,” “1847 Goedeker,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in the Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Furthermore, interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or future periods.

Certain reclassifications within property and equipment have been made to the prior period’s financial statements to conform to the current period financial statement presentation (see Note 6). There is no impact in total net property and equipment, results of operations, and cash flows in all periods presented.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our unaudited condensed consolidated financial statements.

The Company has evaluated all other recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3—LIQUIDITY AND GOING CONCERN ASSESSMENT

Management assesses liquidity and going concern uncertainty in the Company’s condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the unaudited condensed consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period. As of March 31, 2022, we had cash and cash equivalents of $25.8 million and restricted cash of $2.6 million. For the three months ended March 31, 2022, the Company incurred operating income of approximately $10.1 million, cash flows used in operations of $3.7 million, and working capital of $24.9 million.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

Management has prepared estimates of operations for fiscal years 2022 and 2023 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of these unaudited condensed consolidated financial statements. The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, with new COVID variants still in place it might be too early to know the full impact of COVID-19 or its timing on a return to more normal operations.

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

NOTE 4—REVENUES

The Company sells a vast assortment of household appliances, including refrigerators, ranges, ovens, dishwashers, microwaves, freezers, washers and dryers. In addition to appliances, we also offer a broad assortment of products in the furniture, décor, bed & bath, lighting, outdoor living, electronics categories, fitness equipment, plumbing fixtures, air conditioners, fireplaces, fans, dehumidifiers, humidifiers, air purifiers and televisions.

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

The Company’s disaggregated revenue by product type is as follows (in thousands):

	For the Three Months Ended
	March 31,	March 31,
	2022	2021

Appliance sales	$140,975	$10,273
Furniture sales	4,155	2,328
Other sales	7,622	1,096

Total	$152,752	$13,697

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

NOTE 5—SUPPLEMENTAL FINANCIAL STATEMENT DISCLOSURES

Receivables at March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021

Trade accounts receivable	$15,295	$10,694
Vendor rebates receivable	9,125	11,633
Other receivables	2,261	2,660

Total receivables	26,681	24,987
Less allowance for doubtful accounts	(393)	(393)

Total receivables, net	$26,288	$24,594

Inventory as March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021

Appliances	$50,856	$41,922
Furniture	986	1,166
Other	1,964	2,439

Total merchandize inventory	53,806	45,597
Less reserve for obsolescence	(843)	(843)

Total merchandize inventory, net	$52,963	$44,754

Property and equipment at March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021

Equipment	$209	$203
Warehouse equipment	546	546
Furniture and fixtures	23	23
Transportation equipment	1,232	1,183
Financed assets	494	235
Leasehold improvements	217	217
Construction in progress	1,597	1,597

Total property and equipment	4,318	4,004
Less: accumulated depreciation	(630)	(450)

Property and equipment, net	$3,688	$3,554

The following provides a breakdown of identifiable intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Customer relationships	$24,148	$24,148
Marketing related - tradename	26,935	26,935
Total intangible assets	51,083	51,083
Accumulated amortization	(9,425)	(6,871)
Intangible assets, net	$41,658	$44,212

These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5.0 years.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

At March 31, 2022, estimated annual amortization expense for each of the next five years is as follows (in thousands):

2022 (remainder of year)	$7,662
2023	10,217
2024	9,905
2025	9,793
2026	4,081
Total	$41,658

Accounts payable and accrued expenses at March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021

Trade accounts payable	$51,660	$41,166
Accrued sales tax	24,812	23,628
Accrued payroll liabilities	1,707	984
Accrued interest	648	794
Accrued income taxes	1,933	334
Credit cards payable	1,447	1,004
Accrued severance	390	496
Other accrued liabilities	1,362	4,186

Total accounts payable and accrued expenses	$83,959	$72,592

NOTE 6—LEASES

Operating Leases

On March 15, 2022, the Company entered into a lease agreement by and between the Company and 8780 19th Ave LLC, a New York limited liability company and related party (the “Office Lease”), for the lease of a new office building located in Brooklyn, New York. The Office Lease commenced on March 1, 2022 and shall expire on December 31, 2026. The Company has the option to extend the term of the Office Lease for one additional term of five years. The premises of the Office Lease contain approximately 5,835 rentable square feet. Under the terms of the Office Lease, the Company will lease the premises at the monthly rate of $22,000 for the first year, with scheduled annual increases. The Company received a four-month rent concession so that its first rental payment shall become due on or before July 1, 2022. The lease agreement contains customary events of default, representations, warranties, and covenants. The initial ROU asset and liability associated with this operating lease is $1.1 million.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

The following was included in our unaudited condensed consolidated balance sheet at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021

Operating lease right-of-use assets	$15,262	$14,937

Lease liabilities, current portion	3,844	3,874
Lease liabilities, long-term	12,787	12,493

Total operating lease liabilities	$16,631	$16,367

Weighted-average remaining lease term (months)	73	77

Weighted average discount rate	3.90%	4.00%

Operating lease expense was $1.0 million and $0.2 million for the three months ended March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, maturities of operating lease liabilities were as follows, in thousands:

Years Ending December 31,	Amount
2022 – remaining	$3,314
2023	4,446
2024	2,086
2025	1,776
2026	1,827
Thereafter	7,544

Total	20,993
Less: imputed interest	(4,362)

Total operating lease liabilities	$16,631

Finance Leases

During the period ending March 31, 2022, the Company entered in an equipment financing lease to purchase eight forklifts totaling $0.3 million, maturing in February 2026.

At March 31, 2022, the outstanding balance of our finance leases is $0.4 million.

NOTE 7—RELATED PARTIES

Management Services Agreement

On April 5, 2019, the Company entered into a management services agreement with 1847 Partners LLC (the “Manager”), a company owned and controlled by the Company’s chairman and prior significant stockholder, which was amended effective on August 4, 2020. Pursuant to the offsetting management services agreement, as amended, the Company appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500; provided, however, that under certain circumstances specified in the management services agreement, the quarterly fee may be reduced if similar fees payable to the Manager by subsidiaries of the Company’s former parent company, 1847 Holdings LLC, exceed a threshold amount.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of the Company in connection with performing services under the management services agreement. The Company did not pay any expenses for the three months ended March 31, 2022 and 2021.

The Company expensed management fees of $0.1 million for the three months ended March 31, 2022 and 2021.

DMI

The Company is a member of DMI, an appliance purchasing cooperative. DMI purchases consumer electronics and appliances at wholesale prices from various vendors, and then makes such products available to its members, including the Company, who sell such products to end consumers. DMI’s purchasing group arrangement provides its members, including the Company, with leverage and purchasing power with appliance vendors, and increases the Company’s ability to compete with competitors, including big box appliance and electronics retailers. The Company owns an approximate 5% interest in DMI. Additionally, the Company’s Chief Executive Officer, and director, is on the board of DMI. As such, DMI is deemed to be a related party.

During the three months ended March 31, 2022, total purchases from DMI, net of holdbacks, were $73.4 million, deposits at DMI totaled $18.1 million and the vendor rebate due from DMI was $3.1 million.

Lease Agreements

The Company has lease agreements with 1870 Bath Ave. LLC, 812 5th Ave Realty LLC, 54 Glen Cove Realty, LLC, and 8780 19th Ave LLC respectively. Each of these entities is owned by the Company’s Chief Executive Officer and Chief Operating Officer. In addition, the Company has a sublease agreement with DMI. The total rent expense under these related party leases was $0.5 million for the three months ended March 31, 2022.

NOTE 8—STOCKHOLDERS' EQUITY

As of March 31, 2022, the Company was authorized to issue 250,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. On December 17 2021, the board of directors approved an increase to the number of shares of common stock that the Company is authorized to issue from 200,000,000 to 250,000,000 shares. Such increase was approved by the Company’s stockholders effective as of December 21, 2021. See Note 12, “Commitments and Contingencies” for additional discussion of the Share Increase Proposal (as defined below). To date, the Company has not designated or issued any shares of preferred stock.

Stock Options

Below is a table summarizing the changes in stock options outstanding during the three months ended March 31, 2022:

		Weighted -Average
	Options	Exercise Price

Outstanding at December 31, 2021	312,960	$6.17

Granted	-	-
Exercised	-	-
Forfeited	(132,960)	9.00

Outstanding at March 31, 2022	180,000	$4.08

Exercisable at March 31, 2022	30,000	$9.00

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

During the three months ended March 31, 2022, 132,960 stock options were forfeited, as a result of employee terminations.

Stock-based compensation expense of $0.02 million and $0.1 million was recorded during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the remaining unrecognized compensation cost related to non-vested stock options is $0.3 million and is expected to be recognized over 3.33 years. The outstanding stock options have a weighted average remaining contractual life of 7.79 years and a total intrinsic value of $nil.

Warrants

Below is a table summarizing the changes in warrants outstanding during the three months ended March 31, 2022:

		Weighted- Average
	Warrants	Exercise Price

Outstanding at December 31, 2021	92,514,423	$2.30

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at March 31, 2022	92,514,423	$2.30

Exercisable at March 31, 2022	92,514,423	$2.30

As of March 31, 2022, the outstanding warrants have a weighted average remaining contractual life of 4.17 years and a total intrinsic value of $nil.

NOTE 9—BUSINESS COMBINATIONS

Appliances Connection

On October 20, 2020, the Company entered into a securities purchase agreement, which was amended on December 8, 2020 and April 6, 2021 (as amended, the “AC Purchase Agreement”), with ACI, Appliances Connection and the sellers (the “Sellers”), pursuant to which ACI agreed to acquire all of the issued and outstanding capital stock or other equity securities of Appliances Connection from the Sellers (the “Appliances Connection Acquisition”). The Appliances Connection Acquisition was completed on June 2, 2021.

The aggregate purchase price was $224.7 million, consisting of (i) $180.0 million in cash, (ii) 5,895,973 shares of the Company’s common stock valued at $12.3 million, and (iii) $32.4 million as a result of the post-closing net working capital adjustment provision. The Company recorded $0.9 million in acquisition related expenses.

The Company accounted for the Appliances Connection Acquisition using the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. In accordance with ASC 805, the Company assigned fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

We are amortizing the customer relationship and tradename intangible assets acquired over 5 years. Goodwill and intangibles recognized for this transaction are not deductible for tax purposes.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

Appliance Gallery

On July 6, 2021, AC Gallery entered into an asset purchase agreement, which was amended on July 21, 2021 and July 29, 2021 (as amended, the “AG Purchase Agreement”), with Appliance Gallery, pursuant to which AC Gallery agreed to acquire substantially all the assets and assumed substantially all the liabilities of Appliance Gallery (the “AC Gallery Acquisition”). The AC Gallery Acquisition was completed on July 29, 2021.

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

Goodwill recognized for this transaction is deductible for tax purposes.

Pro Forma Information

The following unaudited pro forma results presented below (in thousands) include the effects of the Appliances Connection and AC Gallery Acquisitions as if they had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions.

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021

Net sales	$152,752	$123,711
Net income	5,922	10,899
Earnings (loss) per share:
Basic and Diluted	$0.06	$1.78

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The amortization of the identified intangible assets acquired in the Appliances Connection Acquisition included in 2021 Net income was $2.5 million.

NOTE 10—NOTES PAYABLE

M&T Credit Facilities

On June 2, 2021, the Company and ACI, as borrowers, entered into a credit and guaranty agreement (the “M&T Credit Agreement”) with Appliances Connection and certain other subsidiaries of the Company party thereto from time to time as guarantors, the financial institutions party thereto from time to time (“M&T Lenders”), and Manufacturers and Traders Trust Company, as sole lead arranger, sole book runner, administrative agent and collateral agent (“M&T”), pursuant to which the M&T Lenders have agreed to make available to the Company and ACI senior secured credit facilities in the aggregate initial amount of $70.0 million, including (i) a $60.0 million term loan (the “M&T Term Loan”) and (ii) a $10.0 million revolving credit facility (the “M&T Revolving Loan”), which revolving credit facility includes a $2.0 million swingline subfacility (the “M&T Swing Line Loan” and together with the M&T Term Loan and the M&T Revolving Loan, the “M&T Loans”) and a $2.0 million letter of credit subfacility, in each case, on the terms and conditions contained in the M&T Credit Agreement. On June 2, 2021, the Company borrowed the entire amount of the M&T Term Loan and issued term loan notes to the M&T Lenders in the aggregate principal amount of $60.0 million. As of March 31, 2022, the Company has not borrowed any amounts under the M&T Revolving Loan. As of March 31, 2022, the carrying value of the M&T Term Loan was $53.9 million, comprised of principal of $57 million, net of unamortized loan costs of $3.1 million. The Company classified $7.5 million as a current liability and the balance as a long-term liability.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

Each of the M&T Loans matures on June 2, 2026. The M&T Loans will bear interest on the unpaid principal amount thereof as follows: (i) if it is a M&T Loan bearing interest at a rate determined by the Base Rate (as defined in the M&T Credit Agreement), then at the Base Rate plus the Applicable Margin (as defined in the M&T Credit Agreement) for such M&T Loan; (ii) if it is a M&T Loan bearing interest at a rate determined by the LIBOR Rate (as defined in the M&T Credit Agreement), then at the LIBOR Rate plus the Applicable Margin for such M&T Loan; and (iii) if it is a M&T Swing Line Loan, then at the rate applicable to M&T Loans bearing interest at a rate determined by the Base Rate. The M&T Term Loan initially bears interest at the LIBOR Rate plus Applicable Margin (3.9%), with an initial interest period of six months. The Company may elect to continue or convert the existing interest rate benchmark for the M&T Term Loan from LIBOR Rate to Base Rate, and may elect the interest rate benchmark for future M&T Revolving Loans as either LIBOR Rate or Base Rate (and, with respect to any M&T Loan made at the LIBOR Rate, may also select the interest period applicable to any such M&T Loan), by notifying M&T and M&T Lenders from time to time in accordance with the provisions of the M&T Credit Agreement. Notwithstanding the foregoing, following an event of default, the M&T Loans will bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable M&T Loan.

The Company must repay the principal amount of the M&T Term Loan in quarterly installments of $1.5 million each, payable on the last business day of each March, June, September and December, commencing on September 30, 2021. The remaining unpaid principal amount of the M&T Term Loan must be repaid on the maturity date, unless payment is sooner required by the M&T Credit Agreement. Mandatory repayments of amounts borrowed under the M&T Revolving Loan facility are required only if the amount borrowed at any time exceeds the commitment amount. Amounts borrowed under M&T Revolving Loans may be repaid and reborrowed at any time until the maturity date.

The Company may voluntarily prepay the M&T Loans from time to time in accordance with the provisions of the M&T Credit Agreement, and will be required to prepay the M&T Loans under certain limited circumstances as set forth in the M&T Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of insurance or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the M&T Credit Agreement, all as more specifically set forth in the M&T Credit Agreement.

Under the M&T Credit Agreement, the Company is required to pay certain fees to M&T, including a commitment fee of up to 0.5% per annum with respect to the unused portion of the M&T Lenders’ revolving loan commitments, determined as set forth in the M&T Credit Agreement, and certain fees in connection with the issuance of any letters of credit under the M&T Credit Agreement.

The M&T Credit Agreement contains customary representations, warranties, affirmative and negative financial and other covenants, including leverage ratio and fixed charge coverage ratios, and events of default for loans of this type. The M&T Loans are guaranteed by the Guarantors (as defined in the M&T Credit Agreement) and are secured by a first priority security interest in substantially all of the assets of the Company, ACI and the guarantors.

Maturities of the M&T Term Loan are as follows:

For the years ended December 31,
2022 (remainder of year)	$4,500
2023	6,000
2024	6,000
2025	6,000
Thereafter	33,000
Total	55,500
Less: Loan costs	(3,501)
Total	$51,999
Amount classified as a current liability	$6,000
Amount classified as long-term liability	$45,999

M&T Loan was paid in full on May 9, 2022 (see Note 13, “Subsequent Events”).

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

NOTE 11—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share for the following periods consisted of the following (in thousands, except per share amounts):

	March 31,	March 31,
	2022	2021
Basic and Diluted Earnings (Loss) Per Share

Net income (loss)	$5,922	$(3,493)
Weighted average common shares outstanding	106,387,332	6,111,200

Basic and diluted earnings (loss) per share	$0.06	$(0.57)

For the three months ended March 31, 2022, there were 92,694,423 potential common share equivalents from stock options and warrants excluded from the diluted EPS calculations as their effect is anti-dilutive.

For the three months ended March 31, 2021, there were 1,010,560, potential common share equivalents from stock options and warrants excluded from the diluted EPS calculations as their effect is anti-dilutive.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

Three purported beneficial owners of Common Stock subsequently expressed concerns about a statement in the Company’s proxy statement related to the Share Increase Proposal, specifically questioning, in light of the proxy statement, the ability of brokerage firms and other custodians to vote shares of Common Stock held by them for the benefit of their customers in the absence of instructions from the beneficial owners. Based on an examination of the situation performed following receipt of these demands, the Company believes that the vote at the annual meeting was properly tabulated and that the proposed amendment was properly adopted in accordance with Delaware law. In light of the demands, however, and to ensure against any future question as to the validity of these newly authorized shares, the Company elected to seek validation of its Certificate of Amendment through a Petition to the Court of Chancery of the State of Delaware (the “Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law (the “205 Petition”). The action, styled In re 1847 Goedeker Inc., C.A. 2022-0219-SG, seeks entry by the Court of Chancery of an order validating and declaring effective the Certificate of Amendment, and validating the additional shares of Common Stock authorized under the Share Increase Proposal.

1847 GOEDEKER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021
(UNAUDITED)

Shortly before the 205 Petition was filed, one of the purported stockholders who had submitted a demand related to adoption of the Share Increase Proposal also has filed a Class Action Complaint in the Court of Chancery against the Company and its Board of Directors. That lawsuit, captioned Scot T. Boden v. 1847 Goedeker Inc., et al., C.A. No. 2022-0196-SG (the “Boden Action”), asserts two claims for relief. The first is against the Company for alleged violation of the Delaware General Corporation Law Section 225(b) for improper tabulation of the stockholder vote on the Share Increase Proposal. The second asserts that the Company’s directors breached their fiduciary duties by incorrectly tabulating the stockholder vote, and by causing a purportedly invalid amendment to our Certificate of Incorporation to be filed with the Delaware Secretary of State. The Boden Action has been consolidated with the 205 Petition; and for reasons set out in the 205 Petition, the Company and its directors believe the Boden Action to be without merit and intend to defend the claims. Mr. Boden and a second purported stockholder, Robert Corwin, have both filed briefs opposing the 205 Petition. Under a scheduling order issued by the Court of Chancery on May 6, 2022, the Company intends to file a reply brief in further support of the 205 Petition by May 20, 2022. The Court of Chancery has scheduled a hearing on the matter for May 27, 2022. The Company cannot predict the outcome of these proceedings, or the timing of any decision from the Court.

NOTE 13—SUBSEQUENT EVENTS

On May 9, 2022, the Company and ACI (together, the “Borrowers”) and certain subsidiaries of the Borrowers, as guarantors, entered into a Credit Agreement (the “New Credit Agreement”) by and among the Borrowers, the guarantors, each of the lenders identified therein (the “Lenders”) and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer (the “Agent”), pursuant to which the Lenders have agreed to make available to the Borrowers senior secured credit facilities in the aggregate initial amount of $140,000,000, including (i) a $100,000,000 term loan (the “New Term Loan”) and (ii) a $40,000,000 revolving credit facility (the “New Revolving Loan”), which revolving credit facility includes a $2,000,000 swingline subfacility (the “New Swing Line Loan” and together with the New Term Loan and the New Revolving Loan, the “New Loans”) and a $2,000,000 letter of credit subfacility, in each case, on the terms and conditions contained in the New Credit Agreement. The New Loans may from time to time be further evidenced by separate promissory notes issued by the Borrowers. On May 9, 2022, the Company borrowed the entire amount of the New Term Loan, but no New Revolving Loans have been made as of May 16, 2022.

The proceeds of the New Term Loan were applied, among other uses, to prepay the obligations in full under the Borrowers’ existing M&T Credit Agreement. On May 9, 2022, in connection with prepayment of the obligations under the M&T Credit Agreement, the M&T Credit Agreement was terminated.

NOTE 14—SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than ten percent of the Company’s revenues and purchases.

For the three months ended March 31, 2022, the Company purchased 77% of finished goods from DMI.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except as otherwise indicated by the context and for the purposes of this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” or “our” refer to 1847 Goedeker Inc., a Delaware corporation, and its consolidated subsidiaries, including but not limited to, 1 Stop Electronics Center, Inc., a New York corporation (“1 Stop”), Gold Coast Appliances, Inc., a New York corporation (“Gold Coast”), Superior Deals Inc., a New York corporation (“Superior Deals”), Joe’s Appliances LLC, a New York limited liability company (“Joe’s Appliances”), and YF Logistics LLC, a New Jersey limited liability company (“YF Logistics” and together with 1 Stop, Gold Coast, Superior Deals, and Joe’s Appliances, “Appliances Connection”), Appliances Connection Inc. (“ACI”) and AC Gallery Inc., a Delaware corporation (“AC Gallery”). The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the section “Cautionary Statement Regarding Forward-Looking Statements” and in our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading Item 1A “Risk Factors.”

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto, which are included in Part I, Item 1 of this Form 10-Q.

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

Recent Developments

New Credit Agreement

On May 9, 2022, we entered into a Credit Agreement (the “New Credit Agreement”) by and among the Company and ACI, as borrowers, certain of our subsidiaries as guarantors, each of the lenders identified therein (the “Lenders”) and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer (the “Agent”), pursuant to which the Lenders have agreed to make available to us senior secured credit facilities in the aggregate initial amount of $140,000,000, including (i) a $100,000,000 term loan (the “New Term Loan”) and (ii) a $40,000,000 revolving credit facility (the “New Revolving Loan”), which revolving credit facility includes a $2,000,000 swingline subfacility (the “New Swing Line Loan” and together with the New Term Loan and the New Revolving Loan, the “New Loans”) and a $2,000,000 letter of credit subfacility, in each case, on the terms and conditions contained in the New Credit Agreement. The New Loans may from time to time be further evidenced by separate promissory notes issued by the borrowers. On May 9, 2022, we borrowed the entire amount of the New Term Loan, but no New Revolving Loans have been made as of May 16, 2022.

The proceeds of the New Term Loan were applied, among other uses, to prepay the obligations in full under the Company’s existing M&T Credit Agreement (as defined below). On May 9, 2022, in connection with prepayment of the obligations under the M&T Credit Agreement, the M&T Credit Agreement was terminated.

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

Share Repurchase Plan

On December 17, 2021, we approved a new share repurchase program under which we may repurchase up to $25.0 million of our outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our decision to repurchase shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of our capital needs, obtaining requisite senior lender consent, market conditions and the price of our common stock, and other corporate considerations, as determined by our management. The repurchase program may be suspended or discontinued at any time. As of March 31, 2022, no shares have been repurchased.

Ongoing Impact of Coronavirus Pandemic

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business, results of operations and financial results. The situation surrounding the COVID-19 pandemic remains fluid and the full extent of the impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and severity of the pandemic, the emergence of new variants that may continue to prolong the pandemic, the amount of time it will take for normal economic activity to resume, future government actions that may be taken, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners and stockholders, all of which are uncertain and cannot be predicted. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. We are dependent upon suppliers to provide us with all of the products that we sell. While the home industry has fared much better during the COVID-19 pandemic than other sectors of the economy, the pandemic has negatively impacted and may continue to negatively impact suppliers, manufacturers and the overall supply chain of our products. As a result, we have faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

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

As the COVID-19 pandemic remains dynamic and subject to rapid and possibly material change, we will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and we expect to face difficulty in accurately forecasting our financial condition and operational results. See also Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

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

Notably, due to the COVID-19 pandemic and associated supply chain crisis, our freight costs have increased materially as a proportion of sales, putting downward pressure on our gross margins. While our historical freight costs as a percentage of sales decreased from 13.7% for the three months ended March 31, 2021 to 9.6% for the three months ended March 31, 2022 as we brought efficiencies to our pre-Appliances Connection Acquisition fulfillment operations, on a consolidated proforma basis, our freight costs as a percentage of sales increased 220 basis points from the first quarter of 2021. Recent increases in the fuel costs are putting additional downward pressure on our gross margins. Management believes that these trends are temporary in nature, and our margins will continue improving as supply chain stabilizes and fuel costs return back to normal.

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

●	On June 2, 2021, we completed the Appliances Connection Acquisition.

●	On July 29, 2021, we completed the AC Gallery Acquisition.

The Company accounted for the above acquisitions using the acquisition method of accounting in accordance with FASB ASC Topic 805 “Business Combinations.” In accordance with ASC 805, the Company used its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The unaudited condensed consolidated operating results presented below for the three months ended March 31, 2022 include the results of Appliances Connection, and, therefore, are not comparable to the consolidated operating results for the three months ended March 31, 2021.

The following table sets forth key components of our results of operations for the three months ended March 31, 2022 and 2021, in thousands and as a percentage of our revenue.

	For the Three Months		For the Three Months
	Ended March 31, 2022		Ended March 31, 2021
	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$152,752	100.0%	$13,697	100.0%
Cost of goods sold	116,883	76.5%	11,069	80.8%
Gross profit	35,869	23.5%	2,628	19.2%

Operating Expenses
Personnel	7,046	4.6%	1,931	14.1%
Advertising	4,288	2.8%	1,083	7.9%
Bank and credit card fees	6,167	4.0%	533	3.9%
Depreciation and amortization	2,734	1.8%	122	0.9%
General and administrative	5,567	3.6%	2,240	16.4%

Total Operating Expenses	25,802	16.9%	5,909	43.1%

INCOME (LOSS) FROM OPERATIONS	10,067	6.6%	(3,281)	(24.0)%

Other Income (Expenses)
Interest income	41	0.0%	10	0.1%
Adjustment in value of contingency	(2)	(0.0)%	-	0.0%
Interest expense	(936)	(0.6)%	(232)	(1.7)%
Other income	135	0.1%	10	0.1%

Total Other Income (Expenses)	(762)	(0.5)%	(212)	(1.5)%

NET INCOME (LOSS) BEFORE INCOME TAXES	9,305	6.1%	(3,493)	(25.5)%

INCOME TAX EXPENSE	3,383	2.0%	-	0.0%

NET INCOME (LOSS)	$5,922	4.0%	$(3,493)	(25.5)%

Product sales, net. We generate revenue from the retail sale of appliances, furniture, home goods and related products. Our product sales were $152.8 million for the three months ended March 31, 2022, as compared to $13.7 million for the three months ended March 31, 2021, an increase of $139.1 million, or 1,015.2%. Such increases were primarily due to the impact of the Appliances Connection Acquisition.

Our product sale, net by type is as follows (in thousands):

	For the Three Months		For the Three Months
	Ended March 31, 2022		Ended March 31, 2021
	Amount	% of Net Sales	Amount	% of Net Sales
Appliance sales	$140,975	92.3%	$10,273	75.0%
Furniture sales	4,155	2.7%	2,328	17.0%
Other sales	7,622	5.0%	1,096	8.0%

Total	$152,752	100.0%	$13,697	100.0%

The percentage of furniture and other sales declined in the first quarter 2022 period as compared to the first quarter 2021 period as furniture and other sales comprised a lower percentage of Appliances Connection sales.

Cost of goods sold. Our costs of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their product. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $116.9 million for the three months ended March 31, 2022, as compared to $11.1 million for the three months ended March 31, 2021, an increase of $105.8 million, or 956.0%, with the increase driven by the impact of the Appliances Connection Acquisition.

Our cost of goods sold by type is as follows (in thousands):

	For the Three Months		For the Three Months
	Ended March 31, 2022		Ended March 31, 2021
	Amount	% of Net Sales	Amount	% of Net Sales
Product costs, net of vendor rebates	$102,293	67.0%	$9,193	67.1%
Freight costs	14,590	9.6%	1,876	13.7%

Total	$116,883	76.5%	$11,069	80.8%

Gross profit and gross margin. As a result of the foregoing, our gross profit was $35.9 million for the three months ended March 31, 2022, as compared to $2.6 million for the three months ended March 31, 2021, an increase of $33.2 million, or 1,264.6%. Our gross margin (gross profit as a percentage of net sales) was 23.5% for the three months ended March 31, 2022 and 19.2% for the three months ended March 31, 2021. Such increases were primarily due to the impact of the Appliances Connection Acquisition.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, training costs and stock compensation expense. Our personnel expenses were $7.0 million for the three months ended March 31, 2022, as compared to $1.9 million for the three months ended March 31, 2021, an increase of $5.1 million, or 264.9%. As a percentage of net sales, personnel expenses were 4.6% and 14.1% for the three months ended March 31, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $4.3 million for the three months ended March 31, 2022, as compared to $1.1 million for the three months ended March 31, 2021, an increase of $3.2 million, or 295.9%. As a percentage of net sales, advertising expenses were 2.8% and 7.9% for the three months ended March 31, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card payments made by customers and to third party sellers on whose websites we sell parts and other small items. Our bank and credit card fees were $6.2 million for the three months ended March 31, 2022, as compared to $0.5 million for the three months ended March 31, 2021, an increase of $5.6 million, or 1,057.0%. As a percentage of net sales, bank and credit card fees were 4.0% and 3.9% for the three months ended March 31, 2022 and 2021, respectively. Bank and credit card fees are based on customer orders that are paid with a credit card (substantially all orders), so the increase was largely due to the increase in customer orders associated with the Appliances Connection Acquisition.

Depreciation and amortization. Depreciation and amortization was $2.7 million, or 1.8% of net sales, for the three months ended March 31, 2022, as compared to $0.1 million, or 0.9% of net sales, for the three months ended March 31, 2021. The increase is the result of amortizing intangible assets acquired in the Appliances Connection Acquisition.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, unremitted sales tax, and other expenses incurred in connection with general operations. Our general and administrative expenses were $5.6 million for the three months ended March 31, 2022, as compared to $2.2 million for the three months ended March 31, 2021, an increase of $3.3 million, or 148.5%. As a percentage of net sales, general and administrative expenses were 3.6% and 16.4% for the three months ended March 31, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition.

Total other income (expense). We had $0.8 million in total other expense, net, for the three months ended March 31, 2022, as compared to total other expense, net, of $0.2 million for the three months ended March 31, 2021. Total other expense, net, for the three months ended March 31, 2022 consisted primarily of interest expense of $0.7 million and financing costs of $0.2 million. Total other expense, net, for the three months ended March 31, 2021 consisted primarily of interest expense of $0.2 million.

Income tax benefit (expense). We had an income tax net expense of $3.4 million for the three months ended March 31, 2022, as compared to an income tax expense of $nil for the three months ended March 31, 2021. Such change was due to the Company’s profitability, primarily driven by the Appliances Connection Acquisition.

Net income (loss). As a result of the cumulative effect of the factors described above, we had net income of $5.9 million for the three months ended March 31, 2022, as compared to a net loss of $3.5 million for the three months ended March 31, 2021, an increase of $9.4 million, or 270.0%.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $25.8 million and restricted cash of $2.6 million. For the three months ended March 31, 2022, we had operating income of approximately $10.1 million, cash flows used in operations of $3.7 million and working capital of $24.9 million. As of December 31, 2021, we had cash and cash equivalents of $25.7 million and restricted cash of $8.1 million and working capital of $16.0 million.

On May 9, 2022, we entered into the New Credit Agreement, borrowed the full amount of the $100 million New Term Loan and used $55.9 million of the proceeds to pay off the M&T Credit Agreement in full. As of May 16, 2022, we have not borrowed any additional funds under $40 million New Revolving Loan available under the New Credit Agreement.

We have previously generated significant losses since our acquisition of Goedeker Television and have relied on cash on hand, external bank lines of credit, proceeds from public offerings, issuance of third-party and related-party debt and the issuance of a note to support cashflow from operations. Notably, we reported positive cash flow from operations in 2020 as money was collected from the customers at the time orders were placed, instead of the time orders were shipped, leading to accumulation of customer deposits. On June 2, 2021, we acquired Appliances Connection, which historically has been a profitable company with strong operating cash flow; however due to the ongoing COVID-19 pandemic and resulting supply chain constraints, we refunded to customers $34.0 million in customer deposits throughout 2021, $27.4 million of which was due to order cancellations, leading to a negative operating cash flow in 2021. At this point we have been able to clear the majority of the historical customer deposit balances, and based on current facts and circumstances, we believe that we will have adequate cash flow from operations, external bank lines of credit, and proceeds from any future issuances of debt or equity to fund operations and service debt obligations for at least the next twelve months.

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

We assess liquidity and going concern uncertainty in our unaudited condensed consolidated financial statements to determine whether there are sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the unaudited condensed consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, our ability to delay or curtail expenditures or programs and our ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period.

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

The unaudited condensed consolidated financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business. We believe, based on relevant conditions and events that are known and reasonably knowable, that our forecasts, for one year from the date of the filing of this report, indicate improved operations and our ability to continue operations as a going concern. See Note 3 to the unaudited condensed consolidated financial statements, “Liquidity and Going Concern Assessment.”

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2022 and 2021 (in thousands).

	For the Three Months
	Ended March 31, 2021
	2022	2021
Net cash used in operating activities	$(3,747)	$(2,808)
Net cash used in investing activities	(6)	(126)
Net cash (used in) provided by in financing activities	(1,634)	4,426

Net change in cash, cash equivalents, and restricted cash	$(5,387)	$1,492

Cashflows used in operating activities. Our net cash used in operating activities was $3.7 million for the three months ended March 31, 2022, as compared to net cash used in operating activities of $2.8 million for the three months ended March 31, 2021. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Net income was $5.9 million and $(3.5) million for the three months ended March 31, 2022 and 2021, respectively,

●	Cash used by receivables was $(1.7) million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively, due primarily to increases in sales volume as a result of the Appliances Connection Acquisition,

●	Cash used by inventories was $(8.2) million and $(0.7) million for the three months ended March 31, 2022 and 2021, respectively, due primarily to efforts to manage inventory levels to support the growth in sales as a result of the Appliances Connection Acquisition, and

●	Cash used by customer deposits was $(7.6) million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, related to increases in sales volume as a result of the Appliances Connection Acquisition and the timing it can take to fulfill orders as a result of supply chain shortages as during the economic downturn related to the COVID-19 pandemic.

Cashflows used in investing activities. Our net cash used in investing activities was $0.006 million for the three months ended March 31, 2022, as compared to $0.1 million for the three months ended March 31, 2021.

Cashflows provided by financing activities. Our net cash used in financing activities was $1.6 million for the three months ended March 31, 2022, as compared to net cash provided by financing activities of $4.4 million for the three months ended March 31, 2021. Significant changes in financing activities affecting cash flows during these years included:

●	Net cash received from notes payable proceeds of $ 4.6 million for the three months ended March 31, 2021, and

●	Repayments of notes payable of $1.6 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Debt

New Credit Agreement

On May 9, 2022, the Company and ACI as borrowers and certain of our subsidiaries as guarantors entered into the New Credit Agreement by and among the borrowers, the guarantors, the Lenders and the Agent, pursuant to which the Lenders have agreed to make available to the Company and ACI senior secured credit facilities in the aggregate initial amount of $140,000,000, including (i) the $100,000,000 New Term Loan and (ii) the $40,000,000 New Revolving Loan, which revolving credit facility includes the $2,000,000 New Swing Line Loan and a $2,000,000 letter of credit subfacility, in each case, on the terms and conditions contained in the New Credit Agreement. The New Loans may from time to time be further evidenced by separate promissory notes issued by the Company and ACI. On May 9, 2022, the Company borrowed the entire amount of the New Term Loan, but no New Revolving Loans have been made as of May 16, 2022.

The proceeds of the New Term Loan were applied, among other uses, to prepay the obligations in full under the Company’s existing M&T Credit Agreement. On May 9, 2022, in connection with prepayment of the obligations under the M&T Credit Agreement, the M&T Credit Agreement was terminated.

Each of the New Loans matures on May 9, 2027 (the “Maturity Date”). The New Loans will bear interest on the unpaid principal amount thereof as follows: (i) if it is a New Loan bearing interest at a rate determined by the Base Rate (as defined in the New Credit Agreement), then at the Base Rate plus the Applicable Rate (as defined in the Credit New Agreement) for such New Loan; (ii) if it is a New Loan bearing interest at a rate determined by Term SOFR (as defined in the New Credit Agreement), then at Term SOFR plus the Applicable Rate for such New Loan; and (iii) if it is a New Swing Line Loan, then at the rate applicable to New Loans bearing interest at a rate determined by the Base Rate plus the Applicable Rate for such New Loan. The New Term Loan initially bears interest at Term SOFR plus Applicable Rate, with an initial interest period of one month. The Company may elect to continue or convert the existing interest rate benchmark for the New Term Loan from Term SOFR to Base Rate, and may elect the interest rate benchmark for future New Revolving Loans as either Term SOFR or Base Rate (and, with respect to any New Loan made using Term SOFR, may also select the interest period applicable to any such New Loan), by notifying the Agent and Lenders from time to time in accordance with the provisions of the New Credit Agreement. Interest is payable in arrears on each Interest Payment Date (as defined in the New Credit Agreement). Notwithstanding the foregoing, following an event of default, the New Loans will bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable New Loan.

Commencing on September 30, 2022, through and including June 30, 2023, the borrowers must repay the principal amount of the New Term Loan in quarterly installments of $1,250,000 each, payable on the last business day of each March, June, September and December. Commencing on September 30, 2023, through and including June 30, 2024, the borrowers must repay the principal amount of the New Term Loan in quarterly installments of $1,875,000 each, payable on the last business day of each March, June, September and December. Commencing on September 30, 2024, through the Maturity Date, the borrowers must repay the principal amount of the New Term Loan in quarterly installments of $2,500,000 each, payable on the last business day of each March, June, September and December. The remaining unpaid principal amount of the New Term Loan must be repaid on the Maturity Date, unless payment is sooner required by the New Credit Agreement. Mandatory prepayments of New Revolving Loans are required if the amount borrowed at any time exceeds the commitment amount. New Revolving Loans may be repaid and reborrowed at any time until the Maturity Date, subject to the terms and conditions set forth in the New Credit Agreement.

The Company may voluntarily prepay the New Loans from time to time in accordance with the provisions of the New Credit Agreement, and will be required to prepay the New Loans under certain limited circumstances as set forth in the New Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of loss or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the New Credit Agreement, all as more specifically set forth in the New Credit Agreement.

Under the New Credit Agreement, the borrowers are required to pay certain fees to Agent, including, without limitation, a commitment fee of up to 0.25% per annum with respect to the unused portion of the Lenders’ revolving loan commitments, determined as set forth in the New Credit Agreement, and certain fees in connection with the issuance of any letters of credit under the New Credit Agreement.

The New Credit Agreement contains customary events of default, including, among others: (i) for failure to pay principal and interest on any of the New Loans when due, or to pay any fees or other amounts due under the New Credit Agreement; (ii) the occurrence of certain specified defaults under other agreements to which the Company or its subsidiaries is a party; (iii) for the breach of certain specified covenants in the New Credit Agreement: (iv) if any representation, warranty or certification in the New Credit Agreement or any document delivered in connection therewith was incorrect in any material respect as of the date made; (v) in the case of any voluntary or involuntary bankruptcy, insolvency or dissolution; (vi) in the case of the imposition of any money judgment, writ or similar process in an aggregate amount in excess of $4,000,000 (in certain cases, to the extent not covered by insurance); or (vii) if a Change of Control (as defined in the New Credit Agreement) occurs.

The New Credit Agreement contains customary representations, warranties and affirmative and negative financial and other covenants for loans of this type. The closing of the New Loans was subject to customary closing conditions, including delivery of the security documents described below.

The New Loans are guaranteed by the guarantors and are secured by a first priority security interest in substantially all of the assets of the borrowers and the guarantors pursuant to a security and pledge agreement entered into on May 9, 2022 among the borrowers, the guarantors and the Agent, which includes a pledge of all of the outstanding common stock of Appliances Connection and AC Gallery Inc., each of which is held by the Company, and of all of the outstanding equity interests of the remaining guarantors which is held by Appliances Connection.

M&T Credit Agreement - Refinanced

On June 2, 2021, the Company and ACI, as borrowers, entered into a credit and guaranty agreement (the “M&T Credit Agreement”) with Appliances Connection and certain other subsidiaries of the Company party thereto from time to time as guarantors, the financial institutions party thereto from time to time (“M&T Lenders”), and M&T, as sole lead arranger, sole book runner, administrative agent and collateral agent, pursuant to which the M&T Lenders agreed to make available to the Company and ACI senior secured credit facilities in the aggregate initial amount of $70.0 million, including (i) a $60.0 million term loan (the “M&T Term Loan”) and (ii) a $10.0 million revolving credit facility (the “M&T Revolving Loan”), which revolving credit facility includes a $2.0 million swingline subfacility (the “M&T Swing Line Loan” and together with the M&T Term Loan and the M&T Revolving Loan, the “M&T Loans”) and a $2.0 million letter of credit subfacility, in each case, on the terms and conditions contained in the M&T Credit Agreement. On June 2, 2021, the Company borrowed the entire amount of the M&T Term Loan and issued term loan notes to the M&T Lenders in the aggregate principal amount of $60.0 million.

As of March 31, 2022, the Company had not borrowed any amounts under the M&T Revolving Loan. As of March 31, 2022, the carrying value of the M&T Term Loan was $53.9 million, comprised of principal of $57 million, net of unamortized loan costs of $3.1 million. The Company classified $7.5 million as a current liability and the balance as a long-term liability.

The M&T Credit Agreement provided that each of the M&T Loans would mature on June 2, 2026 and would bear interest on the unpaid principal amount thereof as follows: (i) if it is a M&T Loan bearing interest at a rate determined by the Base Rate (as defined in the M&T Credit Agreement), then at the Base Rate plus the Applicable Margin (as defined in the M&T Credit Agreement) for such M&T Loan; (ii) if it is a M&T Loan bearing interest at a rate determined by the LIBOR Rate (as defined in the M&T Credit Agreement), then at the LIBOR Rate plus the Applicable Margin for such M&T Loan; and (iii) if it is a M&T Swing Line Loan, then at the rate applicable to M&T Loans bearing interest at a rate determined by the Base Rate. The M&T Term Loan initially bore interest at the LIBOR Rate plus Applicable Margin (3.9%), with an initial interest period of six months. The Company had the option to elect to continue or convert the existing interest rate benchmark for the M&T Term Loan from LIBOR Rate to Base Rate, and could elect the interest rate benchmark for future M&T Revolving Loans as either LIBOR Rate or Base Rate (and, with respect to any M&T Loan made at the LIBOR Rate, may also select the interest period applicable to any such M&T Loan), by notifying M&T and M&T Lenders from time to time in accordance with the provisions of the M&T Credit Agreement. Notwithstanding the foregoing, following an event of default, the M&T Loans would bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable M&T Loan.

The M&T Credit Agreement also provided that the Company repay the principal amount of the M&T Term Loan in quarterly installments of $1.5 million each, payable on the last business day of each March, June, September, and December, commencing on September 30, 2021 (the March 2022 payment was in April 2022). The remaining unpaid principal amount of the M&T Term Loan must be repaid on the M&T Term Loan Maturity Date (as defined in the M&T Credit Agreement) unless payment is required sooner by the M&T Credit Agreement. M&T Revolving Loans may be repaid and reborrowed at any time until the M&T Revolving Commitment Termination date (as defined in the M&T Credit Agreement).

The M&T Loans provided for voluntary prepayment from time to time in accordance with the provisions of the M&T Credit Agreement, and required prepayment under certain limited circumstances as set forth in the M&T Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of insurance or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the M&T Credit Agreement, all as more specifically set forth in the M&T Credit Agreement. Additionally, mandatory repayments of amounts borrowed under the M&T Revolving Loan facility are required if the amount borrowed at any time exceeds the commitment amount.

Under the M&T Credit Agreement, the Company was required to pay certain fees to M&T, including a commitment fee of up to 0.5% per annum with respect to the unused portion of the M&T Lenders’ revolving loan commitments, determined as set forth in the M&T Credit Agreement, and certain fees in connection with the issuance of any letters of credit under the M&T Credit Agreement.

The M&T Credit Agreement contained customary representations, warranties, affirmative and negative financial and other covenants, including leverage ratio and fixed charge coverage ratios, and events of default for loans of this type. The M&T Loans are guaranteed by the guarantors and are secured by a first priority security interest in substantially all of the assets of the Company, ACI and the guarantors.

On May 9, 2022, the Company prepaid its obligations in full under the M&T Credit Agreement, and on May 9, 2022, in connection with the prepayment of the obligations under the M&T Credit Agreement, the M&T Credit Agreement was terminated.

Northpoint Loan

On June 3, 2021, we entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), pursuant to which Northpoint may from time-to-time advance funds for the acquisition, financing and/or refinancing by the Company of inventory purchased from Samsung Electronics America, Inc. and/or affiliates and for such other purposes as are acceptable Northpoint. The loan and security agreement provides that Northpoint may establish a credit limit and may adjust such credit limit from time to time; provided that such credit limit does not constitute a commitment or committed line of credit to Northpoint. As of March 31, 2022, such credit limit is $2.0 million, of which $0.3 million was owed and included in accounts payable.

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

Vehicle Loans

The Company has financed purchases of transportation vehicles with notes payable, which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.59% to 5.74%. As of March 31, 2022, the outstanding balance of these vehicle loans is $1.2 million.

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

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of the Company in connection with performing services under the management services agreement. The Company did not pay any expenses for the three ended March 31, 2022 and 2021.

The Company expensed management fees of $0.1 million for each of the three months ended March 31, 2022 and 2021, respectively.

Leases

On April 5, 2019, the Company entered into a lease agreement with S.H.J., L.L.C. for its prior principal office in Ballwin, Missouri. The lease is for a term of five years and provides for a base rent of $45,000 per month. In addition, the Company is responsible for all taxes and insurance premiums during the lease term. The lease agreement contains customary events of default, representations, warranties, and covenants.

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

Critical Accounting Policies and Estimates

For information regarding the Company’s Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to disclose information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022.

Based on the evaluation performed as of March 31, 2022, as a result of the material weaknesses in internal control over financial reporting that are described below, and as further described in Item 9A of our Annual Report on Form 10-K filed with the SEC on March 31, 2022, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

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

Management’s Remediation Plans

Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weaknesses. During the three months ended March 31, 2022, the Company has taken, and continues to take, the following remediation actions:

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Three purported beneficial owners of Common Stock subsequently expressed concerns about a statement in the Company’s proxy statement related to the Share Increase Proposal, specifically questioning, in light of the proxy statement, the ability of brokerage firms and other custodians to vote shares of Common Stock held by them for the benefit of their customers in the absence of instructions from the beneficial owners. Based on an examination of the situation performed following receipt of these demands, the Company believes that the vote at the annual meeting was properly tabulated and that the proposed amendment was properly adopted in accordance with Delaware law. In light of the demands, however, and to ensure against any future question as to the validity of these newly authorized shares, the Company elected to seek validation of its Certificate of Amendment through a Petition to the Court of Chancery of the State of Delaware (the “Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law (the “205 Petition”), dated as of March 9, 2022. The action, styled In re 1847 Goedeker Inc., C.A. 2022-0219-SG, seeks entry by the Court of Chancery of an order validating and declaring effective the Certificate of Amendment, and validating the additional shares of Common Stock authorized under the Share Increase Proposal.

Shortly before the 205 Petition was filed, one of the purported stockholders who had submitted a demand related to adoption of the Share Increase Proposal also filed a Class Action Complaint in the Court of Chancery against the Company and its Board of Directors on March 1, 2022. That lawsuit, captioned Scot T. Boden v. 1847 Goedeker Inc., et al., C.A. No. 2022-0196-SG (the “Boden Action”), asserts two claims for relief. The first is against the Company for alleged violation of the Delaware General Corporation Law Section 225(b) for improper tabulation of the stockholder vote on the Share Increase Proposal. The second asserts that the Company’s directors breached their fiduciary duties by incorrectly tabulating the stockholder vote, and by causing a purportedly invalid amendment to our Certificate of Incorporation to be filed with the Delaware Secretary of State. The Boden Action has been consolidated with the 205 Petition; and for reasons set out in the 205 Petition, the Company and its directors believe the Boden Action to be without merit and intend to defend the claims. Mr. Boden and a second purported stockholder, Robert Corwin, have both filed briefs opposing the 205 Petition. Under a scheduling order issued by the Court of Chancery on May 6, 2022, the Company intends to file a reply brief in further support of the 205 Petition by May 20, 2022. The Court of Chancery has scheduled a hearing on the matter for May 27, 2022. The Company cannot predict the outcome of these proceedings, or the timing of any decision from the Court.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Increasing tensions between the United States and Russia, and other effects of the ongoing conflict in Ukraine, could negatively impact our business, results of operations, and financial condition.

While we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict in Ukraine, have resulted in many broader economic impacts such as the United States imposing sanctions, bans against Russia and Russian products imported into the United States, and disruption of the production and delivery of products and parts from Ukraine and Russia. Such sanctions, bans and disruptions have affected and may continue to affect commodity pricing such as fuel and energy costs, making it more expensive for us and our partners to deliver products to our customers. Further sanctions, bans, disruptions or other economic actions in response to or because the ongoing conflict in Ukraine could result in an increase in costs, further disruptions to our supply chain, and a lack of consumer confidence resulting in reduced demand. While the extent of such items is not presently known, any of them could negatively affect our business, results of operations, and financial condition.

Numerous economic factors, including inflation, our exposure to the U.S. housing industry, and the potential for a decrease in consumer spending, could adversely affect us.

Economic conditions, including inflation and weakness in the U.S. housing industry, could decrease consumer discretionary spending and adversely affect our financial performance. Consumer prices have experienced their largest percentage increases since 1981, and interest rates have begun to increase. We believe that our sales of home-related products are affected by the strength of the U.S. housing industry. Downturns in the U.S. housing industry could have a material adverse effect on our financial results, business, and prospects. Similarly, a substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that affect consumer spending, including discretionary spending. Difficult macroeconomic conditions also affect our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our financial results, business, and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended March 31, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 28, 2021)
3.3	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)
3.4	Amendment No 1. to Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2021)
10.1	Lease Agreement, dated March 15, 2022, between 8780 19 Ave LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2022)
10.2	Credit Agreement dated as of May 9, 2022, among the Borrowers, Guarantors, the lenders party hereto and the Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2022)
10.3	Security and Pledge Agreement dated as of May 9, 2022, among the Borrowers, Grantors and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2022)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022	1847 GOEDEKER INC.

/s/ Albert Fouerti
	Name:	Albert Fouerti
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Maria Johnson
	Name:	Maria Johnson
	Title:	Chief Financial Officer, Chief Accounting Officer and Secretary
(Principal Financial and Accounting Officer)