Form 10-K
period 2022-12-31
Polished.com Inc.
filed 2023-07-31
CIK 1810140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-39418

Polished.com Inc.
(Exact name of registrant as specified in its charter)
Delaware	83-3713938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 Bath Avenue, Brooklyn, NY	11214
(Address of principal executive offices)	(Zip code)

800-299-9470
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	POL	NYSE American LLC
Warrants to Purchase Common Stock	POL WS	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $47.3 million computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of July 26, 2023, there were a total of 105,386,867 shares of the registrant’s common stock issued and outstanding.

Polished.com Inc.

Annual Report on Form 10-K
Year Ended December 31, 2022

i

EXPLANATORY NOTE

Polished.com Inc. (the “Company”) is filing this comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2022 and 2021 and the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2023 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we have regularly made filings through current reports on Form 8-K when deemed appropriate, this Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2022 as a result of the matters related to investigation described in this Annual Report under the heading “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investigation”. As a result of the foregoing, our former auditor withdrew its previously issued audit opinion on our December 31, 2021 consolidated financial statements, issued on March 31, 2022, and declined to be associated with the quarterly financial statements for the periods ended June 30, 2021, September 30, 2021, and March 31, 2022, filed on August 8, 2021, November 16, 2021 and May 12, 2022, respectively. Included in this Comprehensive Form 10-K are our audited financial statements for the fiscal year ended December 31, 2022, and our select, unaudited quarterly financial information for the periods ended June 30, 2022, September 30, 2022 and March 31, 2023, in each case which have not been previously filed with the SEC.

In addition, the Comprehensive Form 10-K also restates the Company’s previously issued consolidated financial statements as of and for the fiscal year ended December 31, 2021 (see Note 2, “Summary of Significant Accounting Policies – Restatement,” in “Item 8 Financial Statements and Supplementary Data”, for additional information), which have been re-audited by our new independent registered public accounting firm, Sadler, Gibb & Associates, LLC. See Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure. The relevant unaudited interim financial information for the period ended March 31, 2022 has also been restated. See Note 2, “Summary of Significant Accounting Policies – Restatement,” in “Item 8 Financial Statements and Supplementary Data”, for such restated information.

The impact of the restatement is discussed in detail in this Annual Report under the headings “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investigation.”

Control Considerations

Management has determined that the Company’s ineffective internal control over financial reporting and resulting material weaknesses were attributed to: the Company’s lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls; ineffective assessment and identification of changes in risk impacting internal control over financial reporting; inadequate selection and development of effective control activities, general controls over technology and effective policies and procedures; ineffective evaluation and determination as to whether the components of internal control were present and functioning; and the lack of an accounting system that is required for a company or our size. See Item 9A, Controls and Procedures, for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Annual Report on Form 10-K, the terms “Company,” “we,” “us,” or “our” refer to Polished.com Inc., a Delaware corporation, and its consolidated subsidiaries, including but not limited to, 1 Stop Electronics Center, Inc., a New York corporation (“1 Stop”), Gold Coast Appliances, Inc., a New York corporation (“Gold Coast”), Superior Deals Inc., a New York corporation (“Superior Deals”), Joe’s Appliances LLC, a New York limited liability company (“Joe’s Appliances”), and YF Logistics LLC, a New Jersey limited liability company (“YF Logistics” and together with 1 Stop, Gold Coast, Superior Deals, and Joe’s Appliances, “Appliances Connection”), and AC Gallery Inc., a Delaware corporation (“AC Gallery”).

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●

delinquency in connection with the filing of our ongoing SEC reports and the risk that the SEC will initiate an administrative proceeding to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file such reports or of the NYSE American to delist our stock from the exchange;

●

cybersecurity or data security breaches such as the hacking attack we disclosed in May 2023, the improper disclosure of confidential, personal or proprietary data and changes to laws and regulations governing cybersecurity and data privacy, including any related costs, fines or lawsuits, and our ability to continue ongoing operations and safeguard the integrity of our information technology infrastructure, data, and employee, customer and vendor information;

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

Risks Related to Our Business and Industry

●

Prior to the filing of this annual report on Form 10-K, we have been delinquent in our SEC reporting obligations for over 12 months. Although we expect to file our periodic reports in a timely fashion going forward, we cannot provide assurance that our business and the price of our common stock will not be materially adversely affected by our previous failure to file required periodic reports.

●

The Investigation and subsequent restatement of our financial statements has consumed a significant amount of our time and resources and may lead to, among other things, shareholder litigation, loss of investor confidence, negative impacts on our stock price, a material adverse effect on our reputation, business and stock price and certain other risks.

●	Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.

●	Our continued revenue growth will depend upon, among other factors, our ability to acquire more customers, build our brands and launch new brands, introduce new products or offerings and improve existing products, and successfully compete in the products and services retail industry, especially in the e-commerce sector.

●	Our business model and growth strategy depend on our marketing efforts and ability to maintain our brand and attract customers to our platform in a cost-effective manner, including our ability to develop new features to enhance the consumer experience on our websites, mobile-optimized websites and mobile applications, which we collectively refer to as our “sites.”

●	We may be unsuccessful in launching or marketing new products or services, or launching existing products and services into new markets, or may be unable to successfully integrate new offerings into our existing platform, which would result in significant expense and could adversely affect our results.

●	We have experienced rapid growth since inception, which may not be indicative of future growth, and, if we continue to grow rapidly, we may experience difficulties in managing our growth and expanding our operations and service offerings.

●	We depend on our relationships with third parties, and changes in our relationships with these parties could adversely affect our revenues and profits. We may be unable to expand our relationships with existing suppliers or source new or additional suppliers, negotiate acceptable pricing and other terms with third-party service providers, suppliers and outsourcing partners and maintain our relationships with such entities.

●	Our suppliers have imposed conditions in our business arrangements with them. If we are unable to continue satisfying these conditions, or such suppliers impose additional restrictions with which we cannot comply, it could have a material adverse effect on our business.

●	We may be unable to optimize, operate and manage the expansion of the capacity of our fulfillment centers, and our plans to expand capacity and develop new facilities may be adversely affected by global events.

●	Our business is dependent upon our ability to acquire, accurately value and manage inventory.

●	If we fail to maintain adequate cybersecurity with respect to our systems and ensure that our third-party service providers do the same with respect to their systems, our business may be harmed.

●	Our internal information technology systems may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of critical and confidential information.

●	Our limited operating history makes it difficult to evaluate our current business and future prospects and the risk of your investment.

●	Certain of our directors and officers could be in a position of conflict of interest.

●	We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud, which would harm our business and could negatively impact the price of our common stock.

●	Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy resulting from the ongoing military conflict between Russia and Ukraine.

●	The ongoing global COVID-19 pandemic and any future pandemics or other public health emergencies, could materially affect our operations, liquidity, financial condition and operating results.

Risks Related to Our Indebtedness and Liquidity

●	If we require additional financing to fuel our continued business growth, this additional financing may not be available on reasonable terms or at all.

●	Our current debt and our ability to increase future leverage could limit our operating flexibility and ability to grow, and adversely affect our financial condition and cash flows.

Risks Related to Laws and Regulations

●	Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with existing or future regulations in a cost-efficient manner could substantially harm our business and results of operations.

●	Failure to comply with applicable laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

●	We may be subject to product liability and other similar claims if people or property are harmed by the products we sell. The market price, trading volume and marketability of our common stock may, from time to time, be significantly affected by numerous factors beyond our control, which may materially adversely affect the market price of our common stock, the marketability of our common stock and our ability to raise capital through future equity financings.

Risks Related to Ownership of Our Common Stock

●	We have a limited number of shares of common stock available for issuance, which may limit our ability to raise capital.

●	We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future.

●	For as long as we are an “emerging growth company,” or a “smaller reporting company” we will not be required to comply with certain reporting requirements that apply to some other public companies, and such reduced disclosures requirement may make our common stock less attractive.

●	We may not be able to maintain a listing of our common stock and warrants on NYSE American.

PART I

ITEM 1. BUSINESS.

Overview

Our Company is a content-driven and technology-enabled shopping destination for appliances, furniture and home goods.

Our goal is to give customers a wide array of choices and a premium experience through detail on the best brands, volume purchasing, and rebates with manufacturer discounts, supported by human customer service agents.

Corporate History and Structure

Our Company was incorporated in the State of Delaware on January 10, 2019, to form an acquisition platform. In April 2019, we acquired substantially all of the assets of Goedeker Television, a brick and mortar operation with an online presence serving the St. Louis metro area. Since that acquisition, we have grown into a nationwide omnichannel retailer. Through our June 2021 acquisition of Appliances Connection, we have evolved into a growth-oriented e-commerce platform, offering an expansive selection of household appliances throughout the United States. In July 2021, we added to our platform by acquiring Appliances Gallery. On July 20, 2022, we changed our corporate name from 1847 Goedeker Inc. to Polished.com Inc. With warehouse fulfillment centers in the Northeast and Midwest, as well as showrooms in Brooklyn, New York, Largo, Florida and St. Louis, Missouri, we offer one-stop shopping for national and global brands. We carry many household name-brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Jenn-Air and Viking, among others. We also sell furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients.

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

Acquisition of Appliances Connection

Appliances Connection was founded in 1998 and is one of the leading retailers of household appliances. In addition to selling appliances, it also sells furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial-grade appliances for builder and business clients. It also provides appliance installation services and appliance removal services. Appliances Connection serves retail customers, builders, architects, interior designers, restaurants, schools and other businesses. We completed the acquisition of Appliances Connection on June 2, 2021, for an aggregate purchase price of $224.7 million, consisting of (i) $180.0 million in cash, (ii) 5,895,973 shares of the Company’s common stock valued at $12.3 million, and (iii) $32.4 million as a result of the post-closing net working capital adjustment provision (such acquisition, the “Appliances Connection Acquisition”). We recorded $0.9 million in acquisition-related expenses.

Acquisition of AC Gallery

On July 29, 2021, we acquired substantially all of the assets of, and assumed substantially all of the liabilities of, Appliance Gallery, Inc., a retail appliance store in Largo, Florida (“Appliance Gallery”), for a total purchase price of $1.4 million (such acquisition, the “Appliance Gallery Acquisition”).

Name Change

On July 20, 2022, we changed our corporate name from 1847 Goedeker Inc. to Polished.com Inc., pursuant to a Certificate of Amendment to the Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) filed with the Delaware Secretary of State on July 20, 2022 (the “Name Change”). Pursuant to Delaware law, a shareholder vote was not necessary to effectuate the Name Change and the Name Change does not affect the rights of the Company’s stockholders. The only change in the Certificate of Amendment was the change of the Company’s corporate name. We also amended and restated our Bylaws on July 20, 2022 to reflect the Name Change and to make other minor cleanup and conforming changes thereto.

In connection with the Name Change, our common stock and warrants to purchase common stock ceased trading under the ticker symbols “GOED” and “GOED WS,” respectively, and began trading on the NYSE American under the new ticker symbols “POL” and “POL WS,” respectively.

Investigation

On August 15, 2022, the Company filed a Form 12b-25 with the Securities and Exchange Commission related to its 10-Q for the six months ended June 30, 2022 reporting that the Audit Committee had begun an independent investigation regarding certain allegations made by certain former employees related to the Company’s business operations.

On December 22, 2022, the Company issued a press release stating that the Board had completed its assessment of the results of the Audit Committee’s previously disclosed investigation. The investigation, which was supported by independent legal counsel and advisors, produced the following key findings pertaining to the Company’s business operations under former management during the 2021-2022 period:

●	The Company was charged by its former Chief Executive Officer approximately $800,000 for expenses unrelated to the Company and its operations.

●	The Company appears to not have had in place all the necessary documentation for all of its employees and, in turn, may have failed to comply with certain legal requirements. The Company subsequently put in place enhanced controls to remedy any labor issues, including but not limited to hiring a controller with significant relevant experience, hiring a new human resources director who is leading an overhaul of certain employee policies and initiating the installation of enhanced payroll software that requires all new employees to provide I-9 information and verifies the validity of key information, and believes it is now in full compliance with legal requirements.

●	The Company’s controls, software and procedures for managing and tracking inventory, including damaged inventory, were insufficient. The Company subsequently put in place enhanced controls to remedy such issues, including but not limited to initiating the installation of enhanced software and systems for inventory management, ensuring the implementation of standardized policies for the handling and sale of damaged inventory and developing a plan to convert the Company to a new ERP and system for accounting.

The Company entered into a settlement agreement with Albert Fouerti, our former Chief Executive Officer, regarding matters relating to the investigation. Among other things, Mr. Fouerti agreed not to compete for a period of two years following the execution of the settlement agreement.

Resignation of Auditors

On December 20, 2022, the Company received a letter (the “Letter”) from the Company’s independent registered public accounting firm, Friedman LLP (“Friedman”), informing the Company of its decision to resign effective December 20, 2022 as the auditors of the Company.

In the Letter, Friedman advised the Company that based on the results of the Board’s internal investigation as reported to Friedman, it appeared there may be material adjustments and/or disclosures necessary to previously reported financial information. Additionally, the Board’s internal investigation identified facts, that if further investigated by Friedman, might cause Friedman to no longer to be able to rely on the representations of (i) management that was in place at the time Friedman issued its audit report for the year ended December 31, 2021, or (ii) management that was in place at the time of Friedman’s association with the quarterly financial statements for the periods ended June 30, 2021, September 30, 2021 and March 31, 2022. Prior to the Letter, in the past two years, the Company had not received from Friedman an adverse opinion or a disclaimer of opinion, and Friedman’s opinion was not qualified or modified as to uncertainty, audit scope, or accounting principles. The resignation by Friedman was neither recommended nor approved by the Audit Committee or the Board and there were no disagreements with management and Friedman. Friedman had previously reported a material weakness to the Audit Committee, which was included on the Company’s Form 10-K for the year ended December 31, 2021, filed on March 31, 2022, regarding the ineffectiveness of the Company’s internal controls over financial reporting.

In connection with the Letter, Friedman advised the Company that it was withdrawing its previously issued audit opinion on our December 31, 2021 consolidated financial statements, issued on March 31, 2022, and declined to be associated with the quarterly financial statements for the periods ended June 30, 2021, September 30, 2021, and March 31, 2022, filed on August 8, 2021, November 16, 2021 and May 12, 2022, respectively.

Engagement of New Independent Registered Public Accounting Firm

On December 26, 2022, the Audit Committee approved the engagement of Sadler, Gibb & Associates, LLC (“Sadler”) as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.

Cybersecurity Incident

On March 16, 2023, we experienced a hacking attack that impacted the check-out page on the Company’s e-commerce website. In response, the Company deployed containment measures, launched an investigation with assistance from third-party cybersecurity experts and notified appropriate law enforcement authorities. The Company considers the matter remediated. The investigation determined that certain personal information, including names, addresses, zip codes, payment card numbers, expiration dates, and CVVs, was extracted from the Company’s systems as part of this incident. The investigation could not determine with precision which payment card data was included in the timeframe of exposure. Out of an abundance of caution, the Company notified all payment card users who made transactions on the Company’s e-commerce website within the window of exposure. As of May 24, 2023, the Company provided appropriate notice to approximately 9,290 individuals, as well as to regulatory authorities in accordance with applicable law. The Company has incurred, and may continue to incur, certain expenses related to this attack. Further, the Company remains subject to risks and uncertainties as a result of the incident, including as a result of the data that was extracted from the Company’s network as noted above. Additionally, security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny. Although we are unable to predict the full impact of this incident, including how it could negatively impact our operations or results of operations on an ongoing basis, we presently do not expect that it will have a material effect on the Company’s operations.

The Company has engaged outside consultants through its outside counsel to help assess and expand the Company’s cyber defenses and payment card protections and policies.

Credit Agreement Amendment

In July 2023, the Company’s lender amended the credit agreement to waive defaults on the May 9, 2022 credit agreement. The amendment establishes a new EBITDA covenant and requires the Company to maintain minimum liquidity of $8 million including restricted cash and $3 million excluding restricted cash. Liquidity as defined in the credit agreement amendment includes cash and certain qualifying customer accounts receivable. The credit agreement amendment requires the Company to pay the existing loan by August 31, 2024. The Company has begun discussions with investment bankers to place financing to replace the existing credit agreement by August 31, 2024. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt.”

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

Vendor/Supplier Relationships

We offer more than 400 vendors and over 500,000 SKUs available for purchase through our website. We believe that this depth of vendor relationships gives consumers numerous options in all product categories resulting in a true one-stop shopping destination. Our principal vendors and suppliers are Dynamic Marketing Inc (a buying coop), Frigidaire, General Electric, LG, Whirlpool, Bosch, Viking, Miele, Samsung, Fisher Paykel and Ilve.

We are a member and 1.6% equity interest holder of Dynamic Marketing, Inc. (“DMI”), a 60-member appliance purchasing cooperative. DMI purchases consumer electronics and appliances at wholesale prices from various vendors, and then makes such products available to its members, who sell such products to end consumers. DMI’s purchasing group arrangement provides its members with leverage and purchasing power with appliance vendors, and increases our ability to compete with competitors, including big box appliance and electronics retailers. For the years ended December 31, 2022 and 2021, the Company purchased a substantial portion of finished goods from DMI, representing 69% and 72% of purchases, respectively.

During the year ended December 31, 2022, Dynamic Marketing Inc accounted for approximately 69% of our purchases; no other vendor accounted for more than 10% of our purchases during the same period.

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

Customers and Markets

We have physical stores and warehouses located in Brooklyn, New York, Somerset, New Jersey, Hamilton, New Jersey, St. Charles, Missouri and Largo, Florida. Our internal logistics network and third-party distribution, delivery and installation agreements allow us to serve, sell and ship to customers nationwide. The diagram below represents our sales by region for 2022:

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

Competitive Strengths

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

Our competitive strengths include:

●	Name and reputation. In 2022, we introduced our Polished name and continue to build off our Goedeker legacy in offering competitively priced name-brand products and services, which has been recognized over 50+ years in the business.

●	Product selection and pricing. Our comprehensive product selection and competitive pricing model, with support from inspiration to delivery and installation, means we provide a complete solution for customers.

●	Strong customer relationships. We focus on the needs and experience of customers, whether they are in the market for a replacement, renovation or new construction project. This customer-centric approach is evidenced by our repeat customers, over-indexing the industry.

●	Highly trained and professional staff. Our team is trained to educate and support customers when selecting and buying products. A large percentage of customer orders involve a phone conversation with a sales team member—a differentiator when competing with online-only companies as well as brick-and-mortar outlets.

●	Website ease of use. Our proprietary, purpose-built technology platform is designed to provide consumers a compelling user experience as they browse, research and purchase our products. We use personalization, based on past browsing and shopping patterns, to create a more engaging consumer interaction.

●	Proprietary technology and content. Investments in our technology platform create a scalable process and support the customer at every point in the journey, including call center tools, digital marketing optimization, B2B design portals, product reviews and lifestyle content.

Growth Strategies

Our mission is to change the way consumers buy appliances and, in doing so, become the leading online retailer of home appliances. The strategies of the Company to achieve this mission, while increasing value for our stockholders, will include:

●	Rebrand the combined company. We plan to drive brand awareness through strategic omni-channel marketing.

●	Strengthening the Company’s Leadership Team. We have made significant executive and senior management hires and are continuing to build our talent pool and hire highly-skilled employees. Recruiting top-tier talent at all levels remains a priority, especially as the Company evolves and grows.

●	Secure design and builder trade business. We have created new tools and benefits to engage and simplify appliance shopping and buying for B2B projects with builders, contractors, architects and interior designers who are making or influencing the purchasing decision for their clients.

●	Category expansion and Deeper Connectivity with Customers. We will be adding new, complementary categories and services to our selection to meet our customers’ ever-changing needs. We are in the process of enhancing the content and resources available on our site that will ultimately help us create more meaningful relationships with customers.

●	Drive continued operational excellence. We are committed to improving productivity and profitability through operational initiatives designed to grow revenue and expand margins. Some of our key initiatives for operational excellence include:

o	Logistics and shipping optimization. We have identified the geographic areas in which we want to establish a presence to reach more customers and further penetrate markets that are experiencing high levels of housing development and home remodeling. Although we currently are holding off on entering into agreements due to inventory and supply chain issues, we expect to add at least two new fulfillment centers over the next year. We believe that adding fulfillment centers in other parts of the country will minimize product touchpoints and damage, as well as expedite delivery. With access to vendor warehouse operations, we expect to capitalize on buying opportunities and capture time-sensitive customers more frequently.

o	Price optimization. We are building a data-based understanding of price elasticity dynamics, promotional strategies and other price management tools to drive optimized pricing for our products.

Intellectual Property

We own several registered domain names, including for our www.polished.com website and the Appliances Connection websites www.appliancesconnection.com, 1stopcamera.com, goldcoastappliances.com, and joesappliances.com. The agreements with our suppliers generally provide us with limited, nonexclusive licenses to use the supplier’s trademarks, service marks and trade names for the sole purpose of promoting and selling their products.

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

As of December 31, 2022, in an effort to protect our brand, we had three registered trademarks in the United States.

Human Capital

As of December 31, 2022, we employed 391 total employees, all of which were full-time employees.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Additional Information About the Company

The following documents are available free of charge through the Company’s website, www.polished.com: the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). These materials are made available through the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in its press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through its website (principally in its News and Investor Relations pages). References to the Company’s website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Form 10-K.

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

Risks Related to our Business and Industry

Prior to the filing of this annual report on Form 10-K, we have been delinquent in our SEC reporting obligations for over 12 months. Although we expect to file our periodic reports in a timely fashion going forward, we cannot provide assurance that our business and the price of our common stock will not be materially adversely affected by our previous failure to file required periodic reports.

Despite the filing of this annual report on Form 10-K, we face a continuing risk that the SEC will initiate an administrative proceeding to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file quarterly reports on Form 10-Q since March 31, 2022.

Furthermore, the Company is not in compliance with the continued listing standards of NYSE American LLC (the “Exchange”), as set forth in Sections 134 and 1101 of the NYSE American Company Guide (the “Company Guide”), since the Company failed to timely file (the “Filing Delinquency”) its Form 10-Qs for the periods ended June 30, 2022 and September 30, 2022 (collectively, the “Delayed Reports”). The Filing Delinquency will be cured via the filing of the Delayed Reports.   Pursuant to Section 1007 of the Company Guide, the Company submitted to NYSE Regulation on February 13, 2023 an extension request as the Company was unable to cure the Filing Delinquency within the initial six-month cure period automatically granted to the Company when it became delinquent. On February 21, 2023, NYSE Regulation notified the Company that it had accepted the Company’s request to extend the cure period through July 31, 2023. NYSE Regulation staff will review the Company periodically for compliance with adherence to the milestones in the Company’s plan to regain compliance  If the Company does not make progress consistent with the plan during the plan period or if the Company does not complete its Delayed Filings with the Securities and Exchange Commission by the end of the maximum 12-month cure period on August 22, 2023, Exchange staff will initiate delisting proceedings as appropriate. The Company may appeal an Exchange staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

In addition, there may be continued concern on the part of customers, investors and employees about our financial condition and extended filing delay status, which may result in the loss of business opportunities, limitations on our ability to raise capital, including the temporal unavailability of the abbreviated Form S-3, and general reputational harm. Any of the foregoing could materially adversely affect our business, results of operations, financial condition and stock price.

The Investigation and subsequent restatement of our financial statements has consumed a significant amount of our time and resources and may lead to, among other things, shareholder litigation, loss of investor confidence, negative impacts on our stock price, a material adverse effect on our reputation, business and stock price and certain other risks.

As described in this Annual Report under the headings “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investigation” and elsewhere herein, the Company launched an investigation (the “Investigation”) due to certain of the Company’s business operations under former management during the 2021-2022 period, which resulted in our former auditor withdrawing its previously issued audit opinion on our December 31, 2021 consolidated financial statements, issued on March 31, 2022, and declining to be associated with the quarterly financial statements for the periods ended June 30, 2021, September 30, 2021, and March 31, 2022, filed on August 8, 2021, November 16, 2021 and May 12, 2022, respectively. Consequently, we have restated our previously issued consolidated financial statements as of and for the year ended December 31, 2021 and for the quarter ended March 31, 2022. See Note 2, “Summary of Significant Accounting Policies – Restatement,” in “Item 8 Financial Statements and Supplementary Data”, for additional information.

The Investigation and subsequent restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Furthermore, as a result of the circumstances giving rise to the restatement, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, shareholder litigation and government investigations, including potential inquires from the Securities and Exchange Commission (“SEC”) regarding our financial statements or matters relating thereto. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation and any future inquiries from the SEC as a result of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the Investigation and restatement itself. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our operating expenses and our credit facilities. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2023. Increases in interest rates on any of our debt will result in higher debt service costs, which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

Our business is dependent on general economic conditions and consumer discretionary spending, and reductions in such spending might adversely affect the Company’s business, operations, liquidity, financial results and stock price.

Our business depends on consumer discretionary spending, and our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions; consumer disposable income; consumer confidence and perception of economic conditions; the threat or outbreak of war, terrorism or public unrest (including, without limitation, the conflict in Ukraine) which may cause supply chain disruptions, increase fuel costs and transportation costs, and create general economic instability; wage and unemployment levels; consumer debt and inflationary pressures; the costs of basic necessities and other goods; effects of weather and natural disasters caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns including the COVID-19 pandemic. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

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

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of personal information, including consumers’ and employees’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; limited or terminated access to certain payment methods or fines, penalties, assessments or higher transaction fees to use such methods; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, and/or our cybersecurity processes, procedures or policies are found to be deficient, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password or other relevant information could access that customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. We may need to devote significant resources to protect against cybersecurity breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

On March 16, 2023, we experienced a cybersecurity incident. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Cybersecurity Incident.”

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

We have relationships with numerous suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Part of our business with our suppliers is conducted through our participation in DMI’s purchasing group arrangement. For the years ended December 31, 2022 and 2021, we purchased a substantial portion of finished goods from DMI, representing 69.2% and 72.1% of purchases, respectively. Our participation in this consortium provides us with leverage and purchasing power with appliance vendors, and increases our ability to compete with competitors. If the relationship between DMI and suppliers materially changes, or if we are unable to participate in DMI on materially the same terms as we currently participate, then there is a risk that the prices of finished goods may increase or the availability of finished goods to the Company would decrease.

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

Moreover, we depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, transport security, inflation, the COVID-19 pandemic and other factors relating to our suppliers are beyond our control. For example, the COVID-19 pandemic adversely affected supplier facilities and operations due to factory closures, raw material and labor inflation and risks of labor shortages, among other things. Similar disruptions may materially and adversely affect our business, financial condition and operating results.

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

We may be unable to optimize, operate and manage the expansion of the capacity of our fulfillment centers, and our plans to expand capacity and develop new facilities may be adversely affected by global events.

If we do not optimize and operate our fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers. For example, the COVID-19 pandemic has disrupted and strained our fulfillment center labor pool and may continue to do so. Any unanticipated occurrences with respect to the COVID-19 pandemic, including any potential outbreak of cases or the development of a vaccine-resistant strain during the reopening of the U.S. economy by state and local governments, or certain other global events could cause us to experience disruptions to the operations of our fulfillment centers, including an insufficient and strained labor pool from time to time, which may negatively impact our ability to fulfill orders in a timely manner, which could harm our reputation, relationship with customers and results of operations. Failure to successfully address such challenges in a cost-effective and expedient manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition, and results of operations.

We anticipate the need to add additional fulfillment centers as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new or expanded facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially and adversely affected. If demand for our product offerings grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by global events such as the spread of COVID-19. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional capital investment. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

Historically, we have experienced surges in online traffic and orders associated with promotional activities and seasonal trends, primarily during holidays such as Presidents Day, Memorial Day, July 4th, Labor Day, Thanksgiving Day, Christmas, Black Friday, and Cyber Monday. This activity may place additional demands on our technology systems and logistics network and could cause or exacerbate slowdowns or interruptions. Any such system, site or service interruptions could prevent us from efficiently receiving or fulfilling orders, which may reduce the volume or quality of goods or services we sell and may cause customer dissatisfaction and harm our reputation and brand. For example, the COVID-19 pandemic disrupted the historical seasonality of our business and created additional variability in our financial and operating results. There can be no assurance that a similar disruption will not occur again in the future.

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

We accept payments using a variety of methods, including credit card, debit card, PayPal, credit accounts and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the current and future Payment Card Industry Data Security Standard (“PCI”) and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply, including in connection with any possible payment card data breach. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines, penalties, assessments or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. In addition, the card brands and our bank could compel the Company to complete more robust PCI questionnaires and reports, especially in the event of a data breach. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent or detect fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting and the audit of our consolidated financial statements for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses, which were discovered to be material during 2022, were present at December 31, 2022: lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls; ineffective assessment and identification of changes in risk impacting internal control over financial reporting; inadequate selection and development of effective control activities, general controls over technology and effective policies and procedures; and ineffective evaluation and determination as to whether the components of internal control were present and functioning. The material weaknesses described or any newly identified material weakness could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. To remediate the material weaknesses identified above, we are implementing or plan to implement the following measures: enhancing reporting structure and increasing the number of qualified resources in roles over internal control over financial reporting; establishing formal risk assessment procedures to identify and monitor changes in the organization that could have an impact on internal control over financial reporting; and developing and documenting policies and procedures, including related business process and technology controls, assessing their effectiveness and establishing a program for continuous assessment of their effectiveness. See also Item 9A “Controls and Procedures— Management’s Annual Report on Internal Control Over Financial Reporting” for more information.

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

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy resulting from the ongoing military conflict between Russia and Ukraine.

The global economy has been negatively impacted by increasing tension, uncertainty and tragedy resulting from ongoing military conflict between Russia and Ukraine. The adverse and uncertain economic conditions resulting therefrom have impacted and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia and Belarus. We are monitoring the conflict including the potential impact of financial and economic sanctions on the global economy. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. The length and impact of the ongoing military conflict is highly unpredictable, and resulted in market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in increased volatility and disruption to the global economy and the markets in which we operate adversely impacting our business, financial condition or results of operations.

The ongoing COVID-19 pandemic, and any future outbreaks or other public health emergencies, may cause a material adverse effect on our results of operations, financial position and liquidity.

The COVID-19 pandemic continues to evolve. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results.

While the COVID-19 pandemic recently appeared to be trending downward, new variants of COVID-19 continue to emerge and spread throughout the U.S. and globally. The global economy, our employees, patients, centers, communities, and business operations have been, and may continue to be, significantly affected by the COVID-19 pandemic and new variants. As new variants continue to emerge, the full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

While the home industry has fared much better during the COVID-19 pandemic than other sectors of the economy, periodic surges in COVID-19 cases due to new variants and the resurgence of inflation brought on by labor and supply shortages have had and may continue to have an adverse impact upon our business. Much is still unknown, including the duration and severity of the COVID-19 pandemic, the emergence of variants of COVID-19 that may continue to prolong the pandemic, the amount of time it will take for normal economic activity to resume, and future government actions that may be taken. Accordingly, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our suppliers, logistics providers and customers, which ultimately could result in material adverse effects on our business, financial condition and operating results. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on our business, liquidity, financial condition and operating results beyond what is discussed within this report. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and we expect to face difficulty in accurately forecasting our financial condition and operational results.

Additionally, to the extent the COVID-19 pandemic adversely affects our business, results of operations or financial condition, it may heighten other risks described in this “Risk Factors” section.

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

We currently have and have in the past had periods of significant leverage and any future increased leverage could adversely affect our ability to fund our operations, limit our ability to react to changes in the economy or our industry (placing us at a competitive disadvantage compared to competitors that are less highly leveraged), reduce our ability to use cash flows for operating, investing and financing opportunities (including working capital, capital expenditures, mergers and acquisitions and equity or debt repurchases), and prevent us from meeting our obligations under the agreements governing our indebtedness. Our ability to make scheduled payments on our debt obligations will depend on our ability to generate sufficient cash flows. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under the Term Loan and Revolving Loan and to fund other liquidity needs. Failure to generate sufficient cash flow would require us to refinance or restructure our debt or seek to raise additional capital (which could be dilutive to stockholders). If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Term Loan and Revolving Loan. Furthermore, the Term Loan and Revolving Loan contain covenants that may restrict our ability to implement our business plan, finance future operations, pay dividends, respond to changing business and economic conditions, secure additional financing, and engage in certain transactions (including mergers, acquisitions and dispositions).

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

We are subject to various complex and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals have included an increase in the U.S. federal income tax rate applicable to corporations (such as us) from 21%, the imposition of a minimum tax on book income for certain corporations, and the imposition of an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock. Congress could consider, and could include some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect us, which, in turn, could adversely affect our business, financial condition and operating results.

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

Risks Related to Ownership of Our Common Stock

We have a limited number of shares of common stock available for issuance, which may limit our ability to raise capital.

We have historically relied on the equity markets to raise capital to fund our business and operations. As of December 31, 2022, we had only 2,220,201 shares of common stock available for issuance, of which all shares were reserved for issuance upon vesting or exercise of equity awards and options, under our employee stock purchase and equity incentive plans, and under our at-the-market offering program. The limited number of shares available for issuance may limit our ability to raise capital in the equity markets and satisfy obligations with shares instead of cash, which could adversely impact our ability to fund our business and operations.

We may not be able to maintain a listing of our common stock and warrants on NYSE American.

As a result of the matters relating to the investigation (See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investigation”) our former auditor withdrew its previously issued audit opinion on our December 31, 2021 consolidated financial statements, issued on March 31, 2022, and declined to be associated with the quarterly financial statements for the periods ended June 30, 2021, September 30, 2021, and March 31, 2022, filed on August 8, 2021, November 16, 2021 and May 12, 2022, respectively. If the Company does not make progress consistent with the plan discussed under the Risk Factor “Prior to the filing of this annual report on Form 10-K, we have been delinquent in our SEC reporting obligations for over 12 months. Although we expect to file our periodic reports in a timely fashion going forward, we cannot provide assurance that our business and the price of our common stock will not be materially adversely affected by our previous failure to file required periodic reports.” during the plan period discussed therein or if the Company does not complete its Delayed Filings with the Securities and Exchange Commission by the end of the maximum 12-month cure period on August 22, 2023, Exchange staff will initiate delisting proceedings as appropriate.

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

Our warrants may not have any value.

Our outstanding warrants have a weighted average remaining contractual life of 3.4 years with a weighted average exercise price of $2.30. There can be no assurance that the market price of our common stock will ever equal or exceed the exercise price of the warrants. In the event that the stock price of our common stock does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

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

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), we may take advantage of exemptions from certain disclosure requirements applicable to other public companies that are not emerging growth companies. We are an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”); (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We operate the following facilities:

	Description of Use	Leased Square Footage (1)
Property Location:
Brooklyn, New York	Headquarters; Office Space; Showroom	21,000
Brooklyn, New York	Office Space	5,835
Brooklyn, New York	Showroom	3,800
Somerset, New Jersey	Warehouse	129,785
Hamilton, New Jersey	Warehouse	135,000
St. Charles, Missouri	Office Space; Showroom; Warehouse	86,800
Ballwin, Missouri(2)	Office Space; Showroom; Warehouse	50,000
Largo, Florida	Showroom; Warehouse	5,800
Total		438,020

(1)	Represents the total leased space.
(2)	On June 30, 2021, we closed this warehouse and retail showroom in anticipation of relocating to a new facility. We intend to sub-lease this space.

We believe that all our current facilities have been adequately maintained, are generally in good condition, and are suitable and capable of supporting our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

Derivative Actions

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

Three purported beneficial owners of Common Stock subsequently expressed concerns about a statement in the Company’s proxy statement related to the Share Increase Proposal, specifically questioning, in light of the proxy statement, the ability of brokerage firms and other custodians to vote shares of Common Stock held by them for the benefit of their customers in the absence of instructions from the beneficial owners. Based on an examination of the situation performed following receipt of these demands, the Company believes that the vote at the annual meeting was properly tabulated and that the proposed amendment was properly adopted in accordance with Delaware law. In light of the demands, however, and to ensure against any future question as to the validity of these newly authorized shares, the Company elected to seek validation of its Certificate of Amendment through a Petition to the Court of Chancery of the State of Delaware (the “Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law (the “205 Petition”). The action, styled In re 1847 Goedeker Inc., C.A. 2022-0219-SG (the “Action”), sought entry by the Court of Chancery of an order validating and declaring effective the Certificate of Amendment, and validating the additional shares of Common Stock authorized under the Share Increase Proposal. Two purported stockholders objected to the 205 Petition. One such objecting, purported stockholder (the “Stockholder Plaintiff”) filed his own lawsuit (which was then consolidated with the 205 Petition) requesting that such relief not be granted and asserting two claims for relief: first, against the Company for alleged violation of the Delaware General Corporation Law Section 225(b) for improper tabulation of the stockholder vote on the Share Increase Proposal; and second, asserting that the Company’s directors breached their fiduciary duties by incorrectly tabulating the stockholder vote, and by causing a purportedly invalid amendment to the Certificate of Incorporation to be filed with the Delaware Secretary of State. The Court of Chancery held a hearing on May 27, 2022, to consider the Company’s motion for entry of an order under Section 205 and subsequently entered an order denying the motion without prejudice on June 30, 2022. On July 7, 2022, the Company filed a Certificate of Correction with the Secretary of State of the State of Delaware, voiding the Charter Amendment and causing the number of authorized shares of Common Stock to remain at 200,000,000.

On June 12, 2023, the Company submitted to the Court of Chancery a Stipulation and [Proposed] Order Regarding Notice and Closing of the Case regarding the Action (the “Dismissal Order”). As stated in the Dismissal Order, the Company and the other parties to the Action negotiated at arm’s length and resolved the stockholders’ claims to entitlement to a mootness fee award, and the Company agreed to pay $475,000 for attorneys’ fees and expenses to the stockholders’ counsel (the “Attorneys’ Fees”). Pursuant to Court of Chancery Rules 23(e) and 41(a), the parties to the Action stipulated to voluntary dismissal of the Action with prejudice as to the Stockholder Plaintiff and without prejudice as to any actual or potential claims of any other members of the putative class, and such dismissal was granted by the Court on June 13, 2023. As stipulated in the Dismissal Order, the Company paid the Attorneys’ Fees to the stockholders’ counsel on June 28, 2023 and such payment fully satisfied and resolved the stockholders’ and the stockholders’ counsel’s entitlement to any fees or expenses in the Action.

On October 31, 2022, a putative shareholder class action was filed against Polished.com Inc. (the “Company”) and certain of its current and former officers and directors, as well as certain underwriters of the Company’s 2020 initial public offering (the “IPO”).  The action was commenced in the United States District Court for the Eastern District of New York court and is captioned Maschhoff v. Polished.com Inc., et al., No. 1:22-cv-06606. The complaint asserts violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Securities Exchange Act of 1934 arising from alleged misstatements and omissions made in certain of the Company’s SEC filings made in connection with the IPO. On or about December 20, 2022, plaintiffs filed a motion for the appointment of lead plaintiff and lead counsel. Although that motion is fully briefed, to date, oral argument has yet to be scheduled.

On January 26, 2023, a derivative stockholder complaint was filed against certain of the Company’s current and former officers and directors, naming the Company as a nominal defendant. The action was commenced in the United States District Court for the Eastern District of New York court and is captioned Wong v. Moore et al., No. 1:23-cv-00559. The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, arising from alleged misstatements and omissions made in certain of the Company’s SEC filings made in connection with the IPO. On or about March 7, 2023, plaintiff filed a stipulation and proposed order to stay proceedings until any motions to dismiss in the related class action (captioned Maschhoff v. Polished.com Inc. et al., No. 1:22-cv-06606) are decided. On March 23, 2023, the stipulation was so-ordered.

On February 13, 2023, a derivative stockholder complaint was filed against certain of the Company’s current and former officers and directors as well as the Company’s external manager, naming the Company as a nominal defendant. The action was commenced in the United States District Court for the Eastern District of New York court and is captioned Gossett v. Moore, et al., No. 1:23-cv-1168. The complaint asserts claims for breach of fiduciary duty against the former officers and directors and aiding and abetting breaches of fiduciary of duty against the external manager, arising from alleged misstatements and omissions made in certain of the Company’s SEC filings made in connection with the IPO. On or about April 24, 2023, plaintiffs filed a joint stipulation and proposed order consolidating the related derivative actions and appointing co-lead counsel. To date, the stipulation has yet to be ordered.

Action Against Former Employee

On February 22, 2023, the Company filed an action against a former employee asserting a claim for conversion based on the individual’s retention of profits from sales to the Company’s customers. The action was commenced in the Supreme Court of the State of New York, County of Kings and is captioned Polished.com, Inc. v. Naoulo, No. 505712/2023. On March 5, 2023, the defendant filed an answer and asserted counterclaims for breach of contract, breach of implied contract and defamation. On May 25, 2023, the defendant filed an amended answer and added a counterclaim for tortious interference with prospective business relations. On June 14, 2023, the Company moved to dismiss the amended counterclaims. The opposition has not been filed yet.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and warrants are traded on the NYSE American under the symbols “POL” and “POL WS,” respectively.

Holders of Record

As of July 26, 2023, there were approximately 52 stockholders of record of our common stock and 1 holder of record of our warrants. For our common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of common stock also does not include stockholders whose shares may be held in trust by other entities.

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

During the year ended December 31, 2022, the Company purchased 1,229,222 shares of its common stock at a total purchase price of $2 million or $1.63 per share. Effective December 31, 2022, the board of directors authorized the retirement of these shares. The Company has $23.0 million remaining under its current share repurchase authorization.

ITEM 6. [Reserved.]

Part II, Item 6 is no longer required due to amendments to Regulation S-K that eliminate Item 301.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included Part II, Item 8 of this report. This report restates amounts as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and for the period ended March 31, 2022 included in our Quarterly Report on Form 10-Q for the period ended March 31, 2022. See Note 2, “Summary of Significant Accounting Policies – Restatement,” in “Item 8 Financial Statements and Supplementary Data”, for additional information. The restatement also includes corrections for other errors previously identified as immaterial, individually and in the aggregate, to our consolidated financial statements. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Overview

We operate a content-driven and technology-enabled shopping destination for appliances, furniture and home goods. With warehouse fulfillment centers in the Northeast and Midwest, as well as showrooms in Brooklyn, New York, and Largo, Florida. We offer one-stop shopping for national and global brands. We carry many household name-brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and also carry many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Jenn-Air and Viking, among others. We also sell furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients.

Recent Developments

Investigation

On August 15, 2022, the Company filed a form 12b-25 with the Securities and Exchange Commission related to its 10-Q for the six months ended June 30, 2022, reporting that the Audit Committee had begun an independent investigation regarding certain allegations made by certain former employees related to the Company’s business operations.

On December 22, 2022, the Company issued a press release stating that the Board had completed its assessment of the results of the Audit Committee’s previously disclosed investigation. The investigation, which was supported by independent legal counsel and advisors, produced the following key findings pertaining to the Company’s business operations under former management during the 2021-2022 period:

●	The Company was charged by its former Chief Executive Officer approximately $800,000 for expenses unrelated to the Company and its operations.

●	The Company appears to not have had in place all the necessary documentation for all of its employees and, in turn, may have failed to comply with certain legal requirements. The Company subsequently put in place enhanced controls to remedy any labor issues, including but not limited to hiring a controller with significant relevant experience, hiring a new human resources director who is leading an overhaul of certain employee policies and initiating the installation of enhanced payroll software that requires all new employees to provide I-9 information and verifies the validity of key information, and believes it is now in full compliance with legal requirements.

●	The Company’s controls, software and procedures for managing and tracking inventory, including damaged inventory, were insufficient. The Company subsequently put in place enhanced controls to remedy such issues, including but not limited to initiating the installation of enhanced software and systems for inventory management, ensuring the implementation of standardized policies for the handling and sale of damaged inventory and developing a plan to convert the Company to a new ERP and system for accounting.

The Company entered into a settlement agreement with Albert Fouerti regarding matters relating to the investigation. Among other things, Mr. Fouerti agreed not to compete for a period of two years following the execution of the settlement agreement.

Resignation of Auditors

On December 20, 2022, the Company received a letter from the Company’s independent registered public accounting firm, Friedman LLP, informing the Company of its decision to resign effective December 20, 2022 as the auditors of the Company.

In the Letter, Friedman advised the Company that based on the results of the Board’s internal investigation as reported to Friedman, it appears there may be material adjustments and/or disclosures necessary to previously reported financial information. Additionally, the Board’s internal investigation has identified facts, that if further investigated by Friedman, might cause Friedman to no longer to be able to rely on the representations of (i) management that was in place at the time Friedman issued its audit report for the year ended December 31, 2021, or (ii) management that was in place at the time of Friedman’s association with the quarterly financial statements for the periods ended June 30, 2021, September 30, 2021 and March 31, 2022. Prior to the Letter, in the past two years, the Company had not received from Friedman an adverse opinion or a disclaimer of opinion, and their opinion was not qualified or modified as to uncertainty, audit scope, or accounting principles. The resignation by Friedman was neither recommended nor approved by the Audit Committee or the Board and there were no disagreements with management and Friedman. Friedman had previously reported a material weakness to the Audit Committee, which was included on the Company’s Form 10-K for the year ended December 31, 2021, filed on March 31, 2022, regarding the ineffectiveness of the Company’s internal controls over financial reporting.

In connection with the Letter, Friedman advised us that it was withdrawing its previously issued audit opinion on our December 31, 2021 consolidated financial statements, issued on March 31, 2022, and declined to be associated with the quarterly financial statements for the periods ended June 30, 2021, September 30, 2021, and March 31, 2022, filed on August 8, 2021, November 16, 2021 and May 12, 2022, respectively.

Engagement of New Independent Registered Public Accounting Firm

On December 26, 2022, the Audit Committee approved the engagement of Sadler, Gibb & Associates, LLC as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.

Cybersecurity Incident

On March 16, 2023, we experienced a hacking attack that impacted the check-out page on the Company’s e-commerce website. In response, the Company deployed containment measures, launched an investigation with assistance from third-party cybersecurity experts and notified appropriate law enforcement authorities. The Company considers the matter remediated. The investigation determined that certain personal information, including names, addresses, zip codes, payment card numbers, expiration dates, and CVVs, was extracted from the Company’s systems as part of this incident. The investigation could not determine with precision which payment card data was included in the timeframe of exposure. Out of an abundance of caution, the Company notified all payment card users who made transactions on the Company’s e-commerce website within the window of exposure. As of May 24, 2023, the Company provided appropriate notice to approximately 9,290 individuals, as well as to regulatory authorities in accordance with applicable law. The Company has incurred, and may continue to incur, certain expenses related to this attack. Further, the Company remains subject to risks and uncertainties as a result of the incident, including as a result of the data that was extracted from the Company’s network as noted above. Additionally, security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny. Although we are unable to predict the full impact of this incident, including how it could negatively impact our operations or results of operations on an ongoing basis, we presently do not expect that it will have a material effect on the Company’s operations.

The Company has engaged outside consultants through its outside counsel to help assess and expand the Company’s cyber defenses and payment card protections and policies.

Impact of COVID-19 Pandemic

In 2022, we experienced only minor impact to our operations, primarily due to staffing challenges brought on by COVID-19. We continue to monitor the current COVID-19 situation in each market in which we operate and will react accordingly. In May 2023, the US Government declared an end to the pandemic.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

Restatement

The Company restated its previously issued financial statements as of and for the year ended December 31, 2021, to reflect the following adjustments:

Consolidated Statement of Operations

1.	Reduction in revenue of $16.6 million, which comprised the following: (1) an increase in the allowance for sales returns of $7.4 million, (2) revenue of $8.1 million that should be recognized in 2022, and (3) sales tax collections of $1.1 million improperly recognized as revenue.

2.	Net reduction in cost of goods of $6.7 million, which comprised of the following: (1) reduction in product cost of sales due to an increase in the allowance for sales returns of $4.0 million, (2) reduction in product cost of sales of $6.0 million relating to revenue cutoff that should be recognized in 2022, and (3) an offsetting increase in cost of goods sold from an over accrual of vendor rebates ($0.4 million), under accrual of vendor purchases ($1.5 million), and an error in inventory cutoff ($1.4 million).

3.	Increase in general and administrative expenses of $0.9 million, resulting from an increase in bad debt expense of $0.6 million in accordance with the Company’s policy for allowance for doubtful accounts, and an over accrual of sales tax receivable of $0.3 million.

4.	As a result of the changes above, income tax changed from a tax benefit of $4.4 million to a tax expense of $0.1 million.

Consolidated Balance Sheet

5.	Net increase in current assets of $6.6 million, which comprised the following: (1) increase in inventory of $7.7 million, resulting from the reduction in cost of goods sold attributable to the allowance for sales returns, revenue cutoff, and inventory cutoff, offset by a reduction in showroom inventory of $1.0 million that was reclassified as property and equipment, (2) reduction in receivables of $1.1 million, resulting from an increase to the allowance for doubtful accounts of $0.6 million, and an over accrual of vendor rebates (as detailed in Nos. 1-4 above).

6.	Net increase in current liabilities of $18.3 million, which comprised the following: (1) increase in accounts payable of $10.3 million, as a result of the increase in the allowance for sales returns, and an under accrual of sales tax refund receivable (netted with the sales tax liability), and (2) increase in customer deposits related to revenue cutoff (as detailed in Nos. 1-4 above).

7.	Increase in long-term liabilities of $4.5 million, relating to an increase to the deferred tax liability as a result of the changes described above.

POLISHED.COM INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021
(in thousands)

	As Originally			As
	Reported		Adjustments	Restated
Current assets	$121,318	(5)	$6,577	$127,895
Property and equipment	3,554	(5)	1,031	4,585
Total assets	$375,984		$7,608	$383,592

Current liabilities	$105,341	(6)	18,320	$123,661
Deferred tax liability	3,867	(7)	4,540	8,407
Total liabilities	170,381		22,860	193,241
Accumulated deficit	(19,056)		(15,252)	(34,308)
Total liabilities and stockholders’ equity	$375,984		$7,608	$383,592

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2021

(in thousands)

	As Originally			As
	Reported		Adjustments	Restated
Product sales, net	$362,314	(1)	$(16,589)	$345,725
Cost of goods sold	282,655	(2)	(6,733)	275,922
Operating expense	71,339	(3)	918	72,257
Income taxes	4,376	(4)	(4,478)	(102)
Net income (loss)	$7,670		$(15,252)	$(7,582)

Net income (loss) per common share
BASIC	$0.12			$(0.12)
DILUTED	$0.10			$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	64,528,299			64,528,299
DILUTED	76,460,460			64,528,299

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021

(in thousands)

	Common Stock		Additional Paid-Inc	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021 as originally filed	106,387,322	$11	$224,648	$(19,056)	$205,603
Adjustments to result of operations for the year ended December 31, 2021	-	-	-	(15,252)	(15,252)
Balance at December 31, 2021 as restated	106,387,322	$11	$224,648	$(34,308)	$190,351

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021

(in thousands)

	As Originally Reported		Adjustments	As Restated
Cash Flows from Operating Activities
Net income (loss)	$7,670	(1-4)	$(15,252)	$(7,582)
Receivables	(5,603)	(5)	444	(5,159)
Inventory	(18,459)	(5)	(8,121)	(26,580)
Accounts payable and accrued expenses	14,178	(6)	10,207	24,385
Customer deposits	(18,968)	(6)	8,113	(10,855)
Deferred tax expense (benefit)	(4,908)	(7)	4,540	(368)
Miscellaneous other accounts	1,116		69	1,185

Net cash used in operating activities	(18,328)		-	(18,328)

Net cash used in investing activities	(204,834)		-	(204,834)

Net cash provided by financing activities	247,041		-	247,041

Net change in cash and restricted cash	23,879			23,879
Cash and restricted cash at beginning of year	9,912		-	9,912

Cash and restricted cash at end of year	$33,791		$-	$33,791

The following table sets forth key components of our results of operations for the years ended December 31, 2022 and 2021 in thousands and as a percentage of our revenue.

	For the Year Ended		(As Restated) For the Year Ended
	December 31, 2022		December 31, 2021
	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$534,474	100.0%	$345,725	100.0%
Cost of goods sold	444,957	83.3%	275,922	79.8%
Gross profit	89,517	16.7%	69,803	20.2%

Operating Expenses
Personnel	28,800	5.4%	21,745	6.3%
Advertising	25,461	4.8%	11,961	3.5%
Bank and credit card fees	18,776	3.5%	13,599	3.9%
Depreciation and amortization	11,456	2.1%	6,557	1.9%
Impairment of goodwill and intangible assets	109,140	20.4%	-	-
Loss on abandonment of right-of-use asset	-	-%	1,437	0.4%
General and administrative	24,226	4.5%	16,958	4.9%

Total Operating Expenses	217,859	40.8%	72,257	20.9%

LOSS FROM OPERATIONS	(128,342)	(24.0)%	(2,454)	(0.7)%

Other Income (Expenses)
Interest income	518	0.1%	95	0.0%
Adjustment in value of contingency	(2)	(0.0)%	(9)	(0.0)%
Interest expense	(3,940)	(0.7)%	(3,682)	(1.1)%
Gain on change in fair value of derivative instruments	3,178	0.6%	-	-
Loss on settlement of debt	(3,240)	(0.6)%	(1,748)	(0.5)%
Other income (expense)	(2,546)	(0.5)%	318	0.1%

Total Other Expenses	(6,032)	(1.1)%	(5,026)	(1.5)%

NET LOSS BEFORE INCOME TAXES	(134,374)	(25.1)%	(7,480)	(2.2)%

INCOME TAX (EXPENSE) BENEFIT	8,409	1.6%	(102)	(0.0)%

NET LOSS	$(125,965)	(23.6)%	$(7,582)	(2.2)%

Product sales, net. We generate revenue from the retail sales of appliances, furniture, home goods and related products. Our product sales were $534.5 million for the year ended December 31, 2022, an increase of $188.8 million, or 54.6% when compared to the year ended December 31, 2021. This increase was primarily due to the impact of the Appliances Connection Acquisition.

Cost of goods sold. Our cost of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their products. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Vendor funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $445.0 and $275.9 million for the years ended December 31, 2022, and 2021, respectively, an increase of $169.0 million, or 61.3%.

As a percentage of net sales, cost of goods sold was 83.3% and 79.8% for the years ended December 31, 2022, and 2021, respectively. The increase in product costs as a percentage of nets sales results from aggressive pricing to drive revenue growth, purchase disruptions resulting from increased customer cancellations, increased damages and returns and a decrease in vendor rebates as the Company did not meet some of its purchasing commitments set by each vendor, a key component of vendor rebates. Freight costs remained consistent as a percentage of sales for each period.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $89.5 million for the year ended December 31, 2022, compared to $69.8 million for the year ended December 31, 2021, which included $61.4 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021. Our gross margin (gross profit as a percentage of net sales) was 16.7% for the year ended December 31, 2022, compared to 20.2% (or 17.6% excluding Appliances Connection) for the year ended December 31, 2021. The gross profit percentage declined by 3.4% from the year ended December 31, 2021 to the year ended December 31, 2022. As noted above, the principal driver of such decline was aggressive pricing to drive revenue growth and the reduction in vendor rebates.

Personnel expenses. Personnel expenses include employee salaries and bonuses, as well as related payroll taxes, insurance premiums, training costs, and stock compensation expense. Our personnel expenses were $28.8 million for the year ended December 31, 2022, and $21.7 million for the year ended December 31, 2021, which included $11.5 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021. As a percentage of net sales, personnel expenses were 5.4% for the year ended December 31, 2022, and 6.3% (or 21.4% excluding Appliances Connection) for the year ended December 31, 2021. These increases were primarily due to the impact of the Appliances Connection Acquisition. The decrease in personnel expenses as a percentage of sales is attributed to the efforts made to right-size the business following the Appliances Connection Acquisition.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $25.5 million for the year ended December 31, 2022. For the year ended December 31, 2021, advertising expense was $12.0 million, which included $7.9 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021. As a percentage of net sales, advertising expenses were 4.8% for the year ended December 31, 2022, and 3.5% for the year ended December 31, 2021 (or 8.5% excluding Appliances Connection). The increase in advertising expenses for 2022 resulted from a decision made by management at the time to augment spending on search engine advertisements.

Bank and credit card fees. Bank and credit card fees comprise the expenses incurred in payment to credit card processors for processing credit card transactions made by customers and to third-party sellers operating on the platforms where we sell parts and other items. Our bank and credit card fees were $18.8 million for the year ended December 31, 2022, and $13.6 million for the year ended December 31, 2021, which included $12.2 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021. As a percentage of net sales, bank and credit card fees were 3.5% for the year ended December 31, 2022, and 3.9% for the year ended December 31, 2021 (or 2.8% excluding Appliances Connection).

The increase in bank and credit card fees in 2022 resulted primarily from the inclusion of Appliances Connection sales for the entire year. The slight decline in bank and credit card fees as a percentage of sales was due to a shift in the mix of credit cards used by customers and third-party sales, which typically have higher fees compared to credit cards.

Depreciation and amortization expense. Depreciation and amortization expense was $11.5 million, or 2.1% of sales, for the year ended December 31, 2022, and $6.6 million, or 1.9% of sales, for the year ended December 31, 2021. The increase is the result of amortizing intangible assets acquired in the Appliances Connection Acquisition for the entire year.

Loss on abandonment of right-of-use asset. During the year ended December 31, 2021, we incurred a loss in the amount of $1.4 million, or 0.4% of net sales, related to the closure of our old warehouse and showroom, and write-off of related leasehold improvements. There was no loss on abandonment of an asset in the year ended December 31, 2022.

Impairment of goodwill and intangible assets. Effective as of December 31, 2022, the Company determined that goodwill and intangible assets had been impaired. Accordingly, the Company recorded a total impairment charge of $109.1 million or 20.4% of sales. Out of the total impairment charge, $85.4 million was attributed to goodwill and $23.7 million was attributed to intangible assets.

General and administrative expenses. Our general and administrative expenses consist primarily of professional fees, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $24.2 million or 4.5% of sales for the year ended December 31, 2022, and $17.0 million or 4.9% of sales for the year ended December 31, 2021, which included $8.2 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021. The increase in general and administrative expenses for the year was $7.3 million or 42.9% As a percentage of sales, the increase is primarily related to increased directors and officers insurance and health insurance costs, an increased allowance for doubtful accounts, and the accrual of non-recurring expenses for settling the Delaware lawsuit and other contract disputes. See “Item 3 — Legal Proceedings”. As a percentage of sales, general and administrative expenses were essentially unchanged.

Total other income (expense). We had $6.0 million or 1.1% of sales of net other expenses for the year ended December 31, 2022, and $5.0 million or 1.5% of sales in total other expenses, net, for the year ended December 31, 2021, which included $0.3 million of other expense, net, from Appliances Connection for the period from June 2, 2021 to December 31, 2021. Total other expenses, net, for the year ended December 31, 2022, consisted primarily of interest expense of $3.9 million, loss on settlement of debt of $3.2 million, and estimated potential penalties of $2.1 million on late filing of sales tax returns. Those items were partially offset by a gain of $3.2 million resulting from the change in the fair value on derivative instruments. Total other expenses, net, for the year ended December 31, 2021, consisted primarily of interest expense of $3.7 million, loss on settlement of debt of $1.7 million.

Income tax benefit (expense). We had an income tax net benefit of $8.4 million for the year ended December 31, 2022, as compared to an income tax expense of $0.1 million for the year ended December 31, 2021.

Net loss. As a result of the cumulative effect of the factors described above, we had net loss of $126.0 million or 23.6% of sales for the year ended December 31, 2022, compared to a net loss of $7.6 million or 2.2% of sales for the year ended December 31, 2021, which included net income of $14.9 million from Appliances Connection for the period from June 2, 2021 to December 31, 2021.

Liquidity and Capital Resources

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

As of December 31, 2022, we had cash and cash equivalents of $19.5 million, restricted cash of $1.0 million, and vendor deposits of $25.0 million, and total working capital of $25.8 million. For the year ended December 31, 2022, the Company incurred an operating loss of $134.4 million, cash flows used in operations of $46.7 million. The operating loss for 2022 included non-cash charges for depreciation and amortization ($11.5 million) and an impairment charge ($109.1 million)

The Company performed an assessment to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year after the filing date of this report, when the accompanying financial statements are being issued. Initially, this assessment did not consider the potential mitigating effect of management’s plans that had not been fully implemented.

The Company considered several conditions and events including (1) financial results and operations, (2) the investigation of certain allegations made by certain former employees related to the Company’s business operations, (3) technical non-compliance with certain loan covenants of our term loan with Bank of America, based in part due to our failure to timely deliver financial statements, and (4) the Company not being in compliance with the continued listing standards of NYSE American LLC (the “Exchange”) since the Company failed to timely file certain required filings, which if not successfully remediated could lead to the potential delisting of the Company from the Exchange

Based on the circumstances discussed above in the initial assessment, substantial doubt exists regarding our ability to continue as a going concern. Management then assessed the mitigating effect of its plans to determine if it is probable that the plans (1) would be effectively implemented within one year after the filing date of this report, when the accompanying financial statements are being issued and (2) when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. See Note 2, “Summary of Significant Accounting Policies – Liquidity and Going Concern Assessment.”

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all consolidated financial statement periods presented in this report.

	For the Years Ended
	December 31,
	2022	(Restated) 2021
Net cash used in operating activities	$(46,681)	$(18,328)
Net cash used in investing activities	(1,420)	(204,834)
Net cash provided by in financing activities	34,809	247,041

Net change in cash, cash equivalents, and restricted cash	$(13,292)	$23,879

Cashflows used in operating activities. Our net cash used in operating activities was $46.7 million for the year ended December 31, 2022, as compared to $18.3 million for the year ended December 31, 2021. Significant changes in operating assets and liabilities affecting cash flows during these years included:

●	Net loss was $126.0 million and $7.6 million for the years ended December 31, 2022 and 2021, respectively,

●	Cash used by receivables was $3.5 million and $5.2 million for the years ended December 31, 2022 and 2021, respectively, due primarily to increases in sales volume as a result of the Acquisition of Appliances Connection,

●

Cash provided by inventories was $ 9.7 million and $26.6 million for the years ended December 31, 2022 and 2021, respectively, due primarily to efforts to manage inventory levels to a more reasonable level, and

●	Cash used by customer deposits was $21.5 million and $10.8 million for the years ended December 31, 2022 and 2021, respectively. The decrease in customer deposits is attributed to the change in the Company’s practice, wherein customers’ cards were charged at the time of order placement, as opposed to charging them when the product shipped. This new policy was adopted in July 2021.

Cashflows used in investing activities. Our net cash used in investing activities was $1.4 million for the year ended December 31, 2022, and $204.8 million for the year ended December 31, 2021. The 2021 amount was a primarily a result of $202.9 million net cash paid in the acquisitions of Appliances Connection and Appliance Gallery.

Cashflows provided by financing activities. Our net cash provided by financing activities was $34.8 million and $247.0 million for the years ended December 31, 2022 and 2021, respectively Significant changes in financing activities affecting cash flows during these years included:

●	Net cash received from public offerings (including warrant exercises) of $194.4 million for the years ended December 31, 2021, and

●	Net cash received from debt issuances of $43.0 million and $60.8 million for the year ended December 31, 2022 and 2021, respectively.

Public Offerings

On June 2, 2021, the Company sold 91,111,111 units, consisting of one share of common stock and a warrant to purchase one share of common stock, at a public offering price of $2.25 per unit to ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”), pursuant to an underwriting agreement dated May 27, 2021, for total gross proceeds of $205.0 million. Under the underwriting agreement, the Company granted the Underwriter a 30-day option to purchase up to 2,000,000 additional shares of common stock, at a purchase price of $2.0832 per share, and/or warrants to purchase up to 2,000,000 additional shares of common stock, at a purchase price of $0.0093 per warrant, in any combination thereof, solely to cover over-allotments, if any. The Underwriter exercised its option to purchase 2,000,000 additional warrants and 2,000,000 additional shares for total gross proceeds of $4.5 million. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $194.4 million. The Company used the proceeds from the offering to fund a portion of the purchase price for the AC Acquisition.

From June 25 through July 16, 2021, 1,052,248 shares of common stock were issued as a result of the exercise of 1,052,248 warrants for proceeds of $2.4 million.

Debt

Credit Facilities

M&T

On June 2, 2021, the Company entered into a credit and guaranty agreement (the “M&T Credit Agreement”) with the financial institutions party thereto from time to time (“M&T Lenders”), and Manufacturers and Traders Trust Company, as sole lead arranger, sole book runner, administrative agent and collateral agent (“M&T”), pursuant to which the M&T Lenders agreed to make available to the Company and ACI senior secured credit facilities in the aggregate initial amount of $70.0 million, including (i) a $60.0 million term loan (the “M&T Term Loan”) and (ii) a $10.0 million revolving credit facility (the “M&T Revolving Loan”). The M&T Loans beared interest on the unpaid principal amount at a rate determined by the Base Rate (as defined in the Credit Agreement), then at the Base Rate plus the Applicable Margin. Each of the M&T Loans were set to mature on June 2, 2026.

On June 2, 2021, the Company borrowed the entire amount of the Term Loan and issued term loan notes to the M&T Lenders in the aggregate principal amount of $60.0 million. As of December 31, 2021, the carrying value of the M&T Term Loan was $55.2 million, comprised of principal of $58.5 million, net of unamortized loan costs of $3.3 million. Loan costs before amortization included $3.5 million of lender and placement agent fees and $0.3 million of legal other fees. The Company did not borrow any amounts under the M&T Revolving Loan.

On May 9, 2022, the Company repaid the M&T Term Loan, through the proceeds of a new loan issuance. As a result, the obligations under the M&T Credit Agreement were terminated.

Bank of America

On May 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with the lenders identified therein (the “Lenders”) and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer (the “Agent”), pursuant to which the Lenders agreed to make available to the Borrowers senior secured credit facilities in the aggregate initial amount of $140.0 million, including (i) a $100.0 million term loan (the “Term Loan”) and (ii) a $40.0 million revolving credit facility (the “Revolving Loan”), which revolving credit facility included a $2.00 million swingline sublimit (the “Swing Line Loan” and together with the Term Loan and the Revolving Loan, the “Loans”) and, separately, a $10.0 million letter of credit commitment, in each case, on the terms and conditions contained in the Credit Agreement.

On May 9, 2022, the Company borrowed the entire amount of the Term Loan in the aggregate principal amount of $100.0 million. A portion of the proceeds of the Term Loan were to repay and terminate the M&T Credit Agreement. Commencing on September 30, 2022, through and including June 30, 2023, the Borrowers repaid the principal amount of the Term Loan in quarterly installments of $1,250,000 each, payable on the last business day of each March, June, September and December.

As of December 31, 2022, the carrying value of the Term Loan was $96.5 million, comprised of principal of $97.5 million, net of unamortized loan costs of $1.0 million. Loan costs before amortization included $1.1 million of lender and other fees. During the year-ended December 31 2022, Bank of America froze the $40.0 million Revolving Loan before any borrowings had been made against the facility as a result of our technical non-compliance with specified loan covenants, based in part due to our failure to timely deliver financial statements.

Subsequent to year-end, on July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “Amendment”), in part, to waive events of defaults on its existing credit agreement. The Amendment requires the Company to pay the existing Term Facility and Revolving Facility by August 31, 2024 (the “Maturity Date”). The Revolving Loan decreased to $10,000,000 from and after July 25, 2023. The Letter of Credit commitments decreased to $2,000,000 and the Swing Line Loan was eliminated. The amendment also establishes a new EBITDA covenant and requires the Company to maintain minimum liquidity of $8 million including restricted cash and $5 million excluding restricted cash. Liquidity as defined in the Amendment includes Cash and certain qualifying customer and credit card accounts receivable.

The Term Loan and Revolving Loan will bear interest on the unpaid principal amount thereof as follows: (i) if it is a loan bearing interest at a rate determined by the Base Rate, then at the Base Rate plus the Applicable Rate for such loan and (ii) if it is a loan bearing interest at a rate determined by Term SOFR, then at Term SOFR plus the Applicable Rate for such loan. The Company may elect to continue or convert the existing interest rate benchmark for the Term Loan from Term SOFR to Base Rate, and may elect the interest rate benchmark for future revolving loans as either Term SOFR or Base Rate (and, with respect to any loan made using Term SOFR, may also select the interest period applicable to any such loan), by notifying the Agent and the Lenders from time to time in accordance with the provisions of the Amendment and Credit Agreement. The Applicable Rate increased from a high of 1.95% and 0.95%, respectively, for Term SOFR and Base Rate in the Credit Agreement to 4.00% for each of Term SOFR and Base Rate as a result of the Amendment. Interest is payable in arrears on each Interest Payment Date (as defined in the Credit Agreement). Notwithstanding the foregoing, following an event of default, the loans under the Credit Facilities will bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable loan.

Commencing on September 30, 2023, through and including June 30, 2024, the Borrowers must repay the principal amount of the Term Loan in quarterly installments of $1,875,000 each, payable on the last business day of each March, June, September and December. Revolving Loans may be repaid and reborrowed at any time until the Maturity Date, subject to the terms and conditions set forth in the Credit Agreement. Mandatory prepayments of Revolving Loans are required if the amount borrowed at any time exceeds the commitment amount. The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of loss or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement. The Loans may from time to time be further evidenced by separate promissory notes issued by the Borrowers.

As a result of the reduced term, the Company has begun discussions with investment bankers to place financing to replace the existing credit agreement by August 31, 2024.

Vehicle Loans

The Company has financed purchases of transportation vehicles with notes payable, which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.8% to 5.7%. As of December 31, 2022, the outstanding balance of these vehicle loans is $0.9 million.

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

The Company expensed management fees of $0.3 million for each of the years ended December 31, 2022 and 2021, respectively.

Earn Out Payments

On January 18, 2019, the Company entered into an asset purchase agreement with Goedeker Television, Steve Goedeker, and and Mike Goedeker, pursuant to which on April 5, 2019, the Company acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (the “Goedeker Business”).

Pursuant to the asset purchase agreement, Goedeker Television is entitled to receive an earn out payment of $0.2 million if the EBITDA (as defined in the asset purchase agreement) of the Goedeker Business for the trailing twelve (12) month period from April 5, 2022 is $2.5 million or greater, and may be entitled to receive a partial earn out payment if the EBITDA of the Goedeker Business is less than $2.5 million but greater than $1.5 million. The Company expects to meet this target and adjusted the contingent note payable in the consolidated balance sheet to the present value of the amount due to $0.2 million as of December 31, 2021.

The contingent not payable balance was repaid in 2022.

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

On May 31, 2019, YF Logistics entered into a sublease agreement with DMI for its warehouse space in Hamilton, NJ. The initial term of the sublease was for a period commencing on June 1, 2019, and terminating on April 30, 2020, with automatic renewals for successive one-year terms until the earlier of (i) termination by either upon thirty days’ prior written notice or (ii) April 30, 2024. The sublease provides for a base rent equal to 71.43% of the base rent paid by DMI under its lease for the premises, plus 71.43% of any taxes, operating expenses, additional charges, or any other amounts due by DMI, for a total of $56,250 per month. The initial right-of-use (“ROU”) asset and liability associated with this lease is $3.0 million.

On January 13, 2021, the Company entered into a lease agreement with Westgate 200, LLC, which was amended on March 31, 2021, for its new principal office and showroom in St. Charles, Missouri. The lease terminates on April 30, 2027, with two options to renew for an additional five-year periods. The base rent is $20,977 per month until September 30, 2021, and increases to $31,465 per month until April 30, 2022, after which time the base rent increases at approximately 2.5% per year thereafter. The Company must also pay its 43.4% pro rata portion of the property taxes, operating expenses and insurance costs and is also responsible for paying for the utilities used on the premises. The lease contains customary events of default. The initial ROU asset and liability associated with this lease is $2.0 million.

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

On June 2, 2021, Joe’s Appliances entered into a new lease agreement with 7812 5th Ave Realty LLC, a related party, for the premises located at 7812 5th Avenue, Brooklyn, New York. The lease is for a term of ten years and provides for a base rent of $6,365 per month during the first year with annual increases to $8,305 during the last year of the term. Joe’s Appliances is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. This lease replaces the prior lease entered into between the parties on September 1, 2018. The initial ROU asset and liability associated with this lease is $0.7 million.

On June 30, 2021, the Company closed an old warehouse and retail showroom in anticipation of relocating to a new facility. Accordingly, the Company wrote off $1.4 million representing the remaining ROU asset and related leasehold improvements as of that date.

On July 29, 2021, AC Gallery entered into a lease agreement with Tom’s Flooring, LLC for the showroom and warehouse located in Largo, Florida. The lease is for a term of four months commencing on September 1, 2021, and ending on December 31, 2021, and provides for a base rent of $6,500 per month. AC Gallery must also pay its one-third pro rata portion of the common area maintenance charges, utilities, and sales taxes. The lease contains customary events of default. The lease is short term and therefore not recorded as a ROU asset and liability.

On September 9, 2021, the Company entered into a warehouse agreement for a new warehouse in Somerset, New Jersey. The warehouse agreement is for a term of 26 months commencing on October 1, 2021, and ending November 29, 2023, unless the master lease for the premises is terminated earlier. The monthly storage fee is $136,274 for the first year, $140,362 for the second year, and $144,573 for the last two months. The Company also paid a security deposit of $272,549. The lease agreement contains customary events of default, representations, warranties, and covenants. The initial ROU and liability associated with this operating lease is $3.4 million.

On March 15, 2022, the Company entered into a lease for additional office space with 8780 19th Ave LLC (“Landlord”), an entity owned by Albert and Elie Fouerti. The Company contends that the lease required the Landlord do certain work at Landlord’s expense to improve the building at a cost of approximately $1.2 million.  Landlord has refused to pay for this work, contending that this expense was the Company’s responsibility.  In addition, the total remaining amount due on the lease at December 31, 2022 is also approximately $1.2 million.  Landlord contends that the Company is in default of the lease for failing to pay rent.  The Company disagrees that its rent obligations have been triggered and further contends that Landlord has violated the lease by failing to pay for the work.  The Company and the Landlord remain in dispute over these issues.

Subsequent to December 31, 2022, the Company signed a letter of intent for a sublease from DMI, a related party for a new warehouse in a building leased by DMI. The new lease will allow the Company to close its two existing New Jersey warehouses and consolidate operations into one new warehouse. The lease, which is expected to be finalized in the fourth quarter of 2023 or the first quarter of 2024, will be for leased space of approximately 228,000 square feet for seven years at a cost of approximately $15 per square foot, including common area charges with annual increases of 3.75%.

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

Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, the Company’s products, which generally occurs when the customer assumes the risk of loss. The risk of loss shifts to the customer at different times depending on the method of delivery. The Company delivers products to its customers in three possible ways. The first way is through a shipment of the products through a third-party carrier from the Company’s warehouse to the customer (a “Company Shipment”). The second way is through a shipment of the products through a third-party carrier from a warehouse other than the Company’s warehouse to the customer (a “Drop Shipment”) and the third way is where the Company itself delivers the products to the customer and often also installs the product (a “Local Delivery”). In the case of a Local Delivery, the Company loads the product onto its own trucks and delivers and installs the product at the customer’s location. When a product is delivered through a Local Delivery, risk of loss passes to the customer at the time of installation and revenue is recognized upon installation at the customer’s location. In the case of a Company Shipment and a Drop Shipment, the delivery to the customer is made free on board, or FOB, shipping point (whether from the Company’s warehouse or a third party’s warehouse). Therefore, risk of loss and title transfers to the customer once the products are shipped (i.e., leaves the Company’s warehouse or a third-party’s warehouse). After shipment and prior to delivery, the customer is able to redirect the product to a different destination, which demonstrates the customer’s control over the product once shipped. Once the risk of loss has shifted to the customer, the Company has satisfied its performance obligation and the Company recognizes revenue.

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

Goodwill

Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of the Company’s goodwill was recognized in the purchase price allocations when the Company was acquired in 2019 and when ACI was acquired in June 2021. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as a single reporting unit.

When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference.

The Company conducts its annual goodwill impairment test on December 31 or whenever an indicator of impairment exists. As a result of the quantitative impairment assessment, the carrying value of the single reporting unit exceeded its fair value, and the Company recorded $85.4 million of non-cash goodwill impairment charge during the year-ended December 31, 2022. At December 31, 2021, there was no impairment of goodwill.

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets such property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment. If such facts indicate a potential impairment, the Company will assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.

During the fourth quarter of 2022, the Company recognized an impairment charge of $23.7 million related to our marketing-related and customer relationships intangible assets, which is primarily composed of intangible assets recognized in the acquisition of ACI. During 2021, we identified changes in events and circumstances relating to a certain ROU operating lease asset, that was abandoned as a result of the Company closing its warehouse and retail showroom in anticipation of relocating to a new facility that was acquired in the acquisition of ACI. Consequently, the lease facility was abandoned, and we recorded an impairment loss during the year ended December 31, 2021 of $1.4 million.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Restatement

The Company restated its previously issued financial statements as of and for the three months ended March 31, 2022, to reflect the following adjustments:

Consolidated Statements of Operations

1.	Revenue declined by $4.1 million because of an understatement of a returns allowance and revenue cutoff issues.

2.	Cost of goods sold increased $1.0 million, net of reclassification of expenses from operating expenses to cost of goods sold offset by the reduction in product cost associated with the reduction in revenue.

3.	Operating expense declined by $1.9 million primarily by reclassification of operating expense to cost of goods sold.

4.	Other income (expense) various miscellaneous adjustments totaling $0.2 million.

5.	Income tax expense declined by $3.3 million.

6.	As a result of the above adjustments, net income declined by $0.1 million.

Consolidated Balance Sheet

7.	Current assets declined by $13.2 million from a $3.8 million reduction in vendor rebate accrual, inventory declined by $6.7 million, net from changes to sales returns allowance and revenue cutoff adjustments, and prepaid expenses declined by $2.7 million by to adjust for charging some items to expense, rather than prepaid expense.

8.	Reclassification of showroom inventory to property and equipment.

9.	Eliminate a right-of-use asset on a property that was not occupied.

10.	Reflect the issuance of shares granted to two directors.

11.	Reflect adjustments made to 2021 accumulated deficit and adjustment to net income for the three months ended March 31, 2022.

POLISHED.COM INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2022

(in thousands)

	As Originally Reported		Adjustments	As Restated
Current assets	$134,010	(7)	$(13,223)	$120,787
Property and equipment	3,688	(8)	978	4,666
Operating lease right-of-use assets	15,262	(9)	(1,127)	14,135
Total assets	$386,581		$(13,372)	$373,209

Total liabilities	$175,037		1,849	$176,886
Common stock and additional paid in capital	224,678	(10)	134	224,812
Accumulated deficit	(13,134)	(11)	(15,354)	(28,489)
Total liabilities and stockholders’ equity	$386,581		$(13,371)	$373,209

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(in thousands)

	As originally			As
	Reported		Adjustments	Restated
Product sales, net	$152,752	(1)	$(4,071)	$148,681
Cost of goods sold	116,883	(2)	1,036	117,919
Operating expense	25,802	(3)	(1,915)	23,887
Other expenses	(762)	(4)	(186)	(948)
Income taxes	(3,383)	(5)	3,275	(108)
Net income (loss)	$5,922	(6)	$(103)	$5,819

Net income per common share
BASIC	$0.06			$0.05
DILUTED	$0.06			$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	106,387,332			106,387,332
DILUTED	106,387,332			106,387,332

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(in thousands)

			Additional		Total
	Common Stock		Paid-Inc	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2022, as originally filed	106,386,332	$11	$224,667	$(13,134)	$211,544
Adjustment to reflect issuance of vested stock	69,766	-	134	-	134
Adjustments to results of operations for the year ended December 31, 2021				(15,252)	(15,252)
Adjustments to results of operations for the three months ended March 31, 2022	-	-	-	(103)	(103)

Balance March 31,2022, as restated	106,456,098	$11	$224,801	$(28,489)	$196,323

POLISHED.COM INC

CONSOLDIATED STATESMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

(in thousands)

	As originally Filed	Adjustments	As Restated
Cash Flows from Operating Activities
Net income (loss)	$5,922	$(103)	$5,819
Deferred tax expense (benefit)	1,785	(1,810)	(25)
Receivables	(1,694)	2,693	999
Merchandise inventory	(8,209)	14,343	6,134
Prepaid expenses and other assets	(2,312)	2,751	439
Accounts payable and accrued expenses	11,368	(9,450)	1,918
Customer deposits	(7,622)	(8,603)	(16,225)
Various other changes	(2,985)	372	(2,612)

Net cash used in operating activities	(3,747)	193	(3,554)

Cash Flows from Investing Activities
Purchases of property and equipment	(6)	(31)	(37)

Net cash used in investing activities	(6)	(31)	(37)

Net cash used in financing activities	(1,634)	-	(1,634)

Net change in cash and restricted cash	(5,387)	162	(5,225)
Cash and restricted cash at beginning of year	33,791	-	33,791

Cash and restricted cash at end of year	$28,404	$162	$28,566

Cash, cash equivalents, and restricted cash consist of the following:
End of the period
Cash and cash equivalents	$25,821	$162	$25,983
Restricted cash	2,583	-	2,583

	$28,404	$28,404	$28,404

The following unaudited table sets forth key components of our results of operations for the three months ended March 31, 2023 and 2022, in thousands and as a percentage of our revenue.

	For the Three Months Ended		(As Restated) For the Three Months Ended
	March 31,		March 31,
	2023	% of Sales	2022	% of Sales
Product sales, net	$95,439	100.0%	$148,681	100.0%
Cost of goods sold	74,292	77.8%	117,919	79.3%
Gross profit	21,147	22.2%	30,762	20.7%

Operating Expenses
Personnel	6,484	6.8%	6,646	4.5%
Advertising	5,121	5.4%	5,578	3.8%
Bank and credit card fees	3,373	3.5%	4,589	3.1%
Depreciation and amortization	1,070	1.1%	2,819	1.9%
General and administrative	4,987	5.2%	4,255	2.9%

Total Operating Expenses	21,035	22.0%	23,887	16.1%

INCOME FROM OPERATIONS	112	0.1%	6,875	4.6%

Other Income (Expenses)
Interest income	357	0.4%	44	0.0%
Adjustment in value of contingency	-	-	(2)	(0.0)%
Interest expense	(1,882)	(2.0)%	(941)	(0.6)%
Loss on change in fair value of derivative instruments	(1,325)	(1.4)%	-	0.0%
Other income (expense)	81	0.1%	(49)	(0.0)%

Total Other Expenses	(2,769)	(2.9)%	(948)	(0.6)%

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,657)	(2.8)%	5,927	4.0%

INCOME TAX EXPENSE	(104)	(0.1)%	(108)	(0.1)%

NET INCOME (LOSS)	$(2,761)	(2.9)%	$5,819	3.9%

Product sales, net. We generate revenue from the retail sales of appliances, furniture, home goods and related products. Our product sales were $95.4 million for the three months ended March 31, 2023, compared to $148.7 million for the three months ended March 31, 2022, a decrease of $53.2 million, or 35.8%. The decrease can be partially attributed to the reduction in pandemic-driven pent-up demand as well as a decision by management to focus on profitability as opposed to volume.

Cost of goods sold. Our cost of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their products. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Vendor funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $74.3 million for the three months ended March 31, 2023, as compared to $117.9 million for the three months ended March 31, 2022, a decrease of $43.6 million, or 37.0%, the decrease was attributable to the decline in sales during the same period, although the percentage decline was greater than the percentage decline in sales.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $21.1 million for the three months ended March 31, 2023, as compared to $30.8 million for the three months ended March 31, 2022, a decrease of $9.6 million, or 31.3%. Our gross margin (gross profit as a percentage of net sales) was 22.2% for the three months ended March 31, 2023, and 20.7% for the three months ended March 31, 2022. The decrease in the amount of gross profit was driven by reduced sales offset by an increased gross margin as management placed an emphasis on profitable sales rather than growing revenue.

Personnel expenses. Personnel expenses include employee salaries and bonuses, as well as related payroll taxes, health insurance premiums, training costs, and stock compensation expense. Our personnel expenses were $6.5 million for the three months ended March 31, 2023, compared to $6.6 million for the three months ended March 31, 2022, a decrease of $0.2 million, or 2.4%. As a percentage of net sales, personnel expenses were 6.8% and 4.5% for the three months ended March 31, 2023 and 2022, respectively. The decline is related to the reduction of sales, which offset the impact of a higher headcount in comparison to sales during the period.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $5.1 million for the three months ended March 31, 2023, compared to $5.6 million for the three months ended March 31, 2022, an increase of $0.5 million, or 8.2%. As a percentage of net sales, advertising expenses were 5.4% and 3.8% for the three months ended March 31, 2023 and 2022, respectively. The decline is related to the reduction in sales, offset by increased costs from new marketing strategies.

Bank and credit card fees. Bank and credit card fees are primarily the fees comprise the expenses incurred in payment to credit card processors for processing credit card transactions made by customers and to third-party sellers operating on the platforms where we sell parts and other items. Our bank and credit card fees were $3.4 million for the three months ended March 31, 2023, and $4.6 million for the three months ended March 31, 2022, a decrease of $1.2 million, or 26.5%. As a percentage of net sales, bank and credit card fees were 3.5% and 3.1% for the three months ended March 31, 2023 and 2022, respectively. The decline is related to the reduction in sales, offset by a shift in the mix of credit cards used by customers and third-party sales, which typically have higher fees compared to credit cards.

Depreciation and amortization expense. Depreciation and amortization expense was $1.1 million or 1.1% of sales, for the three months ended March 31, 2023, and $2.8 million, or 1.9% of net sales, for the three months ended March 31, 2022. The decrease is the result of the 2022 impairment charge of intangible assets, reducing the amount of amortization.

General and administrative expenses. Our general and administrative expenses consist primarily of advisor fees, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $5.0 million for the three months ended March 31, 2023, as compared to $4.3 million for the three months ended March 31, 2022, an increase of $0.7 million, or 17.2%. As a percentage of net sales, general and administrative expenses were 5.2% and 2.9% for the three months ended March 31, 2023 and 2022, respectively. Such changes were primarily due to increased professional related fees.

Total other income (expense). We had $2.8 million in total net other expenses, for the three months ended March 31, 2023, as compared to total other expenses, net, of $0.09 million for the three months ended March 31, 2022. Total other expense, net, for the three months ended March 31, 2023, consisted primarily of interest expense of $1.9 million and a loss of $1.3 million on the change in fair value on derivative instruments. Total other expenses, net, for the three months ended March 31, 2022, consisted primarily of interest expense of $0.9 million.

Income tax expense. We had an income tax expense of $0.1 million for both the three months ended March 31, 2023, and 2022, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, we had net loss of $2.8 million for the three months ended March 31, 2023, as compared to net income of $5.8 million for the three months ended March 31, 2022, a decrease of $8.6 million, or 147.4%.

Liquidity and Capital Resources

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

As of March 31, 2023, we had cash and cash equivalents of $25.6 million and restricted cash of $0.95 million. For the three months ended March 31, 2023, the Company had operating income of $0.1 million, cash flows from operations of $7.6 million, and had working capital of $23.9 million.

Management has prepared estimates of operations for fiscal years 2023 and 2024 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of these consolidated financial statements in the Company’s 10-K. The continuing impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended
	March 31,
	2023	(Restated) 2022
Net cash provided by (used in) operating activities	$7,577	$(3,554)
Net cash used in investing activities	(124)	(38)
Net cash used in financing activities	(1,387)	(1,633)

Net change in cash, cash equivalents, and restricted cash	$6,066	$(5,225)

Cashflows provided by (used) in operating activities. Our net cash provided in operating activities was $7.6 million for the three months ended March 31, 2023, as compared to net cash used in operating activities of $3.6  million for the three months ended March 31, 2022. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	During the three months ended March 31, 2023, the Company incurred a net loss of $2.8 million, as compared to net income of $5.8 million for the three months ended March 31, 2022,

●	Cash provided by receivables was $10.0 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively,

●

Cash provided by inventories was $5.4 million and $6.1 million for the three months ended March 31, 2023 and 2022, respectively, due primarily to efforts to manage inventory levels to support the growth in sales as a result of the Appliances Connection Acquisition, and

●	Cash used by customer deposits was $2.2 million and $16.2 million for the three months ended March 31, 2023 and 2022, respectively.

Cashflows used in investing activities. Our net cash used in investing activities was $0.1 million for the three months ended March 31, 2023, as compared to $0.04 million for the three months ended March 31, 2022.

Cashflows used in financing activities. Our net cash used in financing activities was $1.4 million for the three months ended March 31, 2023, as compared to $1.6 million for the three months ended March 31, 2022.

Significant changes in financing activities affecting cash flows during these years included:

●	Repayments of notes payable of $1.4 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

See Note 2, “Summary of Significant Accounting Policies – Liquidity and Going Concern Assessment.”

Debt

See Note 11, Notes Payable, Note 12 Leases, and Note 14, Related Parties for a discussion of our current debt, leases, and management services agreement.

Comparison of the three months ended June 30, 2022 and 2021

The unaudited condensed consolidated operating results presented below for the three months ended June 30, 2022, include the results of Appliances Connection, and, therefore, are not comparable to the consolidated operating results for the three months ended June 30, 2021. The following table sets forth key components of our results of operations for the three months ended June 30, 2022 and 2021, in thousands and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Amount	% of Sales	Amount	% of Sales
Product sales, net	$138,463	100.0%	$64,072	100.0%
Cost of goods sold	115,438	83.4%	51,017	79.6%
Gross profit	23,025	16.6%	13,055	20.4%

Operating Expenses
Personnel	7,402	5.3%	4,821	7.5%
Advertising	5,363	3.9%	2,932	4.6%
Bank and credit card fees	4,600	3.3%	2,095	3.3%
Depreciation and amortization	2,887	2.1%	175	0.3%
Loss on abandonment of right-of-use asset	-	0.0%	1,437	2.2%
General and administrative	3,563	2.6%	2,858	3.9%

Total Operating Expenses	23,815	17.2%	14,318	22.3%

LOSS FROM OPERATIONS	(790)	(0.6)%	(1,263)	-2.0%

Other Income (Expenses)
Interest income	64	0.0%	12	0.0%
Interest expense	(302)	(0.2)%	(1,017)	(1.6)%
Loss on change in fair value of derivative instruments	(936)	(0.7)%	-	0.0%
Loss on settlement of debt	(3,241)	(2.3)%	(1,748)	(2.7)%
Other expense	(41)	(0.0)%	-	0.0%

Total Other Expenses	(4,456)	(3.2)%	(2,753)	(4.3)%

NET LOSS BEFORE INCOME TAXES	(5,246)	(3.8)%	(4,016)	(6.3)%

INCOME TAX BENEFIT	954	0.7%	8,049	12.6%

NET INCOME (LOSS)	$(4,292)	(3.1)%	$4,033	6.3%

Product sales, net. We generate revenue from the retail sales of appliances, furniture, home goods and related products. Our product sales were $138.5 million for the three months ended June 30, 2022, as compared to $64.1 million for the three months ended June 30, 2021, an increase of $74.4 million, or 116.1%. This increase was primarily due to the impact of the Appliances Connection Acquisition.

Cost of goods sold. Our cost of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their products. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Vendor funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $115.4 million for the three months ended June 30, 2022, as compared to $51.0 million for the three months ended June 30, 2021, an increase of $64.4 million, or 126.3%, with the increase driven by the impact of the Appliances Connection Acquisition.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $23.0 million for the three months ended June 30, 2022, as compared to $13.1 million for the three months ended June 30, 2021, an increase of $1.0 million, or 76.4%. Our gross margin (gross profit as a percentage of net sales) was 16.6% for the three months ended June 30, 2022, and 20.4% for the three months ended June 30, 2021. The decrease in the amount of gross profit was driven by the impact of the Appliances Connection Acquisition. The decline in the gross margin percentage is attributable to aggressive pricing to drive revenue growth, purchase disruptions resulting from increased customer cancellations, and a decrease in vender rebates.

Personnel expenses. Personnel expenses include employee salaries and bonuses, as well as related payroll taxes, health insurance premiums, training costs and stock compensation expenses. Our personnel expenses were $7.4 million for the three months ended June 30, 2022, as compared to $4.8 million for the three months ended June 30, 2021, an increase of $2.6 million, or 53.5%. As a percentage of net sales, personnel expenses were 5.3% and 7.5% for the three months ended June 30, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $5.4 million for the three months ended June 30, 2022, as compared to $2.9 million for the three months ended June 30, 2021, an increase of $2.4 million, or 82.9%. As a percentage of net sales, advertising expenses were 3.9% and 4.6% for the three months ended June 30, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition.

Bank and credit card fees. Bank and credit card fees comprise the expenses incurred in payment to credit card processors for processing credit card transactions made by customers and to third-party sellers operating on the platforms where we sell parts and other items. Our bank and credit card fees were $4.6 million for the three months ended June 30, 2022, as compared to $2.1 million for the three months ended June 30, 2021, an increase of $2.5 million, or 119.6%. As a percentage of net sales, bank and credit card fees were 3.3% for the three months ended June 30, 2022 and 2021, respectively. Bank and credit card fees are based on customer orders that are paid with a credit card (substantially all orders), so the increase was largely due to the increase in customer orders associated with the Appliances Connection Acquisition.

Depreciation and amortization expense. Depreciation and amortization expense was $2.9 million, or 2.1% of net sales, for the three months ended June 30, 2022, as compared to $0.2 million, or 0.3% of net sales, for the three months ended June 30, 2021. The increase is the result of amortizing intangible assets acquired in the Appliances Connection Acquisition for the entire year.

Loss on abandonment of right-of-use asset. During the three months ended June 30, 2021, we incurred a loss in the amount of $1.4 million related to the closure of our old warehouse and showroom and write-off of related leasehold improvements.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $3.6 million for the three months ended June 30, 2022, as compared to $2.9 million for the three months ended June 30, 2021, an increase of $0.7 million, or 24.7%. As a percentage of net sales, general and administrative expenses were 2.6% and 4.5% for the three months ended June 30, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition.

Total other income (expense). We had $4.5 million in total net other expense, for the three months ended June 30, 2022, and $2.9 million for the three months ended June 30, 2021. Total other expense, net, for the three months ended June 30, 2022, consisted primarily of loss on the settlement of debt of $3.2 million, a loss on the change in the fair value of a derivative instrument of $0.9 million and interest expense of $0.3 million. The total other expense, net, for the three months ended June 30, 2021, consisted primarily of loss on the settlement of debt of $1.7 million and interest expense of $1.0 million.

Income tax benefit. We had an income tax benefit of $1.0 million for the three months ended June 30, 2022, as compared to an income tax benefit of $8.0 million for the three months ended June 30, 2021.

Net income. As a result of the cumulative effect of the factors described above, we had a net loss of $4.3 million for the three months ended June 30, 2022, as compared to net income of $4.0 million for the three months ended June 30, 2021, a decrease of $8.3 million, or 206.4%.

Comparison of the six months ended June 30, 2022 and 2021

The unaudited condensed consolidated operating results presented below for the six months ended June 30, 2022, include the results of Appliances Connection, and, therefore, are not comparable to the consolidated operating results for the six months ended June 30, 2021. The following table sets forth key components of our results of operations for the six months ended June 30, 2022 and 2021, in thousands and as a percentage of our revenue.

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$287,144	100.0%	$77,769	100.0%
Cost of goods sold	233,357	81.3%	62,085	79.8%
Gross profit	53,787	18.7%	15,684	20.2%

Operating Expenses
Personnel	14,048	4.9%	6,753	8.7%
Advertising	10,941	3.8%	4,015	5.2%
Bank and credit card fees	9,189	3.2%	2,628	3.4%
Depreciation and amortization	5,706	2.0%	297	0.4%
Loss on abandonment of right-of-use asset	-	0.0%	1,437	1.8%
General and administrative	7,818	2.7%	5,097	6.6%

Total Operating Expenses	47,702	16.6%	20,227	26.0%

INCOME (LOSS) FROM OPERATIONS	6,085	2.1%	(4,543)	(5.8)%

Other Income (Expenses)
Interest income	108	(0.0)%	22	0.0%
Adjustment in value of contingency	(2)	(0.0)%	-	0.0%
Interest expense	(1,243)	(0.4)%	(1,251)	(1.6)%
Loss on change in fair value of derivative instruments	(936)	(0.3)%	-	0.0%
Loss on settlement of debt	(3,241)	(1.1)%	(1,748)	(2.2)%
Other income (expense)	(90)	(0.0)%	11	0.0%

Total Other Expenses	(5,404)	(1.9)%	(2,966)	(3.8)%

NET INCOME (LOSS) BEFORE INCOME TAXES	681	0.2%	(7,509)	(9.7)%

INCOME TAX BENEFIT	846	0.3%	8,048	10.3%

NET INCOME	$1,527	0.5%	$539	0.7%

Product sales, net. We generate revenue from the retail sales of appliances, furniture, home goods and related products. Our product sales were $287.1 million for the six months ended June 30, 2022, as compared to $77.8 million for the six months ended June 30, 2021, an increase of $209.4 million, or 269.2%. This growth was primarily driven by the significant impact of the Appliances Connection Acquisition during the period.

Cost of goods sold. Our cost of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their products. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Vendor funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $233.4 million for the six months ended June 30, 2022, as compared to $62.1 million for the six months ended June 30, 2021, an increase of $171.3 million, or 275.9%, with the increase driven by the impact of the Appliances Connection Acquisition.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $53.8 million for the six months ended June 30, 2022, as compared to $15.7 million for the six months ended June 30, 2021, an increase of $38.1 million, or 242.9%. Our gross margin (gross profit as a percentage of net sales) was 18.7% for the six months ended June 30, 2022, and 20.2% for the six months ended June 30, 2021. The decrease in the amount of gross profit was driven by the impact of the Appliances Connection Acquisition. The decline in the gross margin percentage is attributable to aggressive pricing to drive revenue growth, purchase disruptions resulting from increased customer cancellations, and a decrease in vender rebates.

Personnel expenses. Personnel expenses include employee salaries and bonuses, as well as payroll taxes, health insurance premiums, training costs, and stock compensation expense. Our personnel expenses were $14.0 million for the six months ended June 30, 2022, as compared to $6.8 million for the six months ended June 30, 2021, an increase of $7.3 million, or 108.0%. As a percentage of net sales, personnel expenses were 4.9% and 8.7% for the six months ended June 30, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $10.9 million for the six months ended June 30, 2022, as compared to $4.0 million for the six months ended June 30, 2021, an increase of $6.9 million, or 172.5%. As a percentage of net sales, advertising expenses were 3.8% and 5.2% for the six months ended June 30, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition.

Bank and credit card fees. Bank and credit card fees comprise the expenses incurred in payment to credit card processors for processing credit card transactions made by customers and to third-party sellers operating on the platforms where we sell parts and other items. Our bank and credit card fees were $9.2 million for the six months ended June 30, 2022, as compared to $2.6 million for the six months ended June 30, 2021, an increase of $6.6 million, or 249.7%. As a percentage of net sales, bank and credit card fees were 3.2% and 3.4% for the six months ended June 30, 2022 and 2021, respectively. Bank and credit card fees are based on customer orders that are paid with a credit card (substantially all orders), so the increase was largely due to the increase in customer orders associated with the Appliances Connection Acquisition.

Depreciation and amortization. Depreciation and amortization expense was $5.7 million, or 2.0% of net sales, for the six months ended June 30, 2022, as compared to $0.3 million, or 0.4% of net sales, for the six months ended June 30, 2021. The increase is the result of amortizing intangible assets acquired in the Appliances Connection Acquisition for the entire year.

Loss on abandonment of right-of-use asset. During the six months ended June 30, 2021, we incurred a loss in the amount of $1.4 million related to the closure of our old warehouse and showroom and write-off of related leasehold improvements.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $7.8 million for the six months ended June 30, 2022, as compared to $5.1 million for the six months ended June 30, 2021, an increase of $2.7 million, or 53.4%. As a percentage of net sales, general and administrative expenses were 2.7% and 6.6% for the six months ended June 30, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition.

Total other income (expense). We had $5.4 million in total net other expense for the six months ended June 30, 2022, as compared to total net other expense of $3.0 million for the six months ended June 30, 2021. Total other expense, net, for the six months ended June 30, 2022, consisted primarily of loss on the settlement of debt of $3.2 million, a loss on the change in the fair value of a derivative instruments of $0.9 million, and interest expense of $1.2 million. Total other expense, net, for the six months ended June 30, 2021, consisted primarily of loss on the settlement of debt of $1.7 million and interest expense of $1.3 million.

Income tax benefit. We had an income tax net benefit of $0.8 million for the six months ended June 30, 2022, as compared to an income tax benefit of $8.0 million for the six months ended June 30, 2021.

Net income. As a result of the cumulative effect of the factors described above, we had net income of $1.5 million for the six months ended June 30, 2022, as compared to net income of $0.5 million for the six months ended June 30, 2021, an increase of $1.0 million, or 183.3%.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2022 and 2021 (in thousands).

	Six Months Ended
	June 30,
	2022	2021
Net cash used in operating activities	$(22,190)	$(6,985)
Net cash used in investing activities	(256)	(198,133)
Net cash provided by financing activities	37,774	248,826

Net change in cash, cash equivalents, and restricted cash	$15,328	$43,708

Cash flows used in operating activities. Our net cash used in operating activities was $22.2 million for the six months ended June 30, 2022, as compared to $7.0 million for the six months ended June 30, 2021. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Net income was $1.5 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively,

●	Cash used by receivables was $2.3 million, as compared to cash provided by receivables of $0.5 million for the six months ended June 30, 2022 and 2021, respectively,

●	Cash used in inventories was $4.5 million, as compared to cash provided by inventories of $2.3 million for the six months ended June 30, 2022 and 2021, respectively, and

●

Cash used by customer deposits was $12.1 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. Prior to July 2021, the Company charged a customer’s card when an order was placed. After July 2021, the customer’s card was charged when the order shipped. The decline in customer deposits results from shipping or refunding customer orders that had previously been paid.

Cash flows used by investing activities. Our net cash used in investing activities was $0.3 million for the six months ended June 30, 2022, as compared to $198.1 million for the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2021, primarily consisted of cash paid in the acquisition of Appliances Connection of $197.6 million.

Cash flows provided by financing activities. Our net cash provided by financing activities was $37.8 million for the six months ended June 30, 2022, as compared to net cash provided by financing activities of $248.8 million for the six months ended June 30, 2021.

Significant changes in financing activities affecting cash flows during these years included:

●	Net cash received from notes payable proceeds of $43.0 million and $55.2 million for the six months ended June 30, 2022 and June 30, 2021 respectively,

●	Repayments of notes payable of $3.2 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively, and

●	Net proceeds of $194.6 million received from public offering and proceeds from the exercise of warrants of $2.3 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

For a discussion of our current liquidity and capital resources, see Note 2, “Summary of Significant Accounting Policies – Liquidity and Going Concern Assessment.”

Debt

See Note 11, Notes Payable, Note 12 Leases, and Note 14, Related Parties for a discussion of our current debt, leases, and management services agreement.

Comparison of the three months ended September 30, 2022 and 2021

The unaudited condensed consolidated operating results presented below for the three months ended September 30, 2022, include the results of Appliances Connection, and, therefore, are not comparable to the consolidated operating results for the three months ended September 30, 2021. The following table sets forth key components of our results of operations for the three months ended September 30, 2022 and 2021, in thousands and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Amount	% of Sales	Amount	% of Sales
Product sales, net	$143,566	100.0%	$141,867	100.0%
Cost of goods sold	122,431	85.3%	110,495	77.9%
Gross profit	21,135	14.7%	31,372	22.1%

Operating Expenses
Personnel	8,348	5.8%	8,547	6.0%
Advertising	7,534	5.2%	3,715	2.6%
Bank and credit card fees	5,932	4.1%	4,918	3.5%
Depreciation and amortization	2,882	2.0%	3,610	2.5%
General and administrative	7,260	5.1%	4,080	2.9%

Total Operating Expenses	31,956	22.3%	24,870	17.5%

INCOME (LOSS) FROM OPERATIONS	(10,821)	(7.5)%	6,502	4.6%

Other Income (Expenses)
Interest income	174	0.1%	34	0.0%
Interest expense	(1,351)	(0.9)%	(1,099)	(0.8)%
Gain on change in fair value of derivative instruments	4,476	3.1%	-	0.0%
Other income (expense)	(50)	(0.0)%	8	0.0%

Total Other Income (Expenses)	3,249	2.3%	(1,057)	(0.7)%

NET INCOME (LOSS) BEFORE INCOME TAXES	(7,572)	(5.3)%	5,445	3.8%

INCOME TAX (EXPENSE) BENEFIT	2,388	1.7%	(2,129)	(1.5)%

NET INCOME (LOSS)	$(5,184)	(3.6)%	$3,316	2.3%

Product sales, net. We generate revenue from the retail sales of appliances, furniture, home goods and related products. Our product sales were $143.6 million for the three months ended September 30, 2022, as compared to $141.9 million for the three months ended September 30, 2021, an increase of $1.7 million, or 1.2%.

Cost of goods sold. Our cost of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their products. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Vendor funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $122.4 million for the three months ended September 30, 2022, as compared to $110.5 million for the three months ended September 30, 2021, an increase of $11.9 million, or 10.8%, is mainly attributed to higher freight and product costs, along with a decrease in vendor rebates during the period.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $21.1 million for the three months ended September 30, 2022, as compared to $31.4 million for the three months ended September 30, 2021, a decrease of $10.2 million, or 32.6%. Our gross margin (gross profit as a percentage of net sales) was 14.7% for the three months ended September 30, 2022, and 22.1% for the three months ended September 30, 2021. The decline in gross profit is mainly attributed to increased product and freight costs during the period. Additionally, the decrease in the gross margin percentage is attributable to several factors, including aggressive pricing strategies aimed at driving revenue growth, purchase disruptions arising from increased customer cancellations, and a reduction in vendor rebates.

Personnel expenses. Personnel expenses include employee salaries and bonuses, as well as related payroll taxes, health insurance premiums, training costs, and stock compensation expense. Our personnel expenses were $8.3 million for the three months ended September 30, 2022, as compared to $8.5 million for the three months ended September 30, 2021, a decrease of $0.2 million, or 2.3%. As a percentage of net sales, personnel expenses were 5.8% and 6.0% for the three months ended September 30, 2022 and 2021, respectively.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $7.5 million for the three months ended September 30, 2022, as compared to $3.7 million for the three months ended September 30, 2021, an increase of $3.8 million, or 102.8%. As a percentage of net sales, advertising expenses were 5.2% and 2.6% for the three months ended September 30, 2022 and 2021, respectively. Such changes were primarily due to an effort to increase revenue through higher advertising spending.

Bank and credit card fees. Bank and credit card fees comprise the expenses incurred in payment to credit card processors for processing credit card transactions made by customers and to third-party sellers operating on the platforms where we sell parts and other items. Our bank and credit card fees were $5.9 million for the three months ended September 30, 2022, as compared to $4.9 million for the three months ended September 30, 2021, an increase of $1.0 million, or 20.6%. As a percentage of net sales, bank and credit card fees were 4.1% and 3.5% for the three months ended September 30, 2022 and 2021, respectively. Bank and credit card fees are based on customer orders that are paid with a credit card (substantially all orders). The change is related to a shift in the mix of credit cards used by customers and third-party sales, which typically have higher fees compared to credit cards.

Depreciation and amortization expense. Depreciation and amortization expense was $2.9 million, or 2.0% of net sales, for the three months ended September 30, 2022, as compared to $3.6 million, or 2.5% of net sales, for the three months ended September 30, 2021. The decrease is the result of decreased depreciation expense during the period.

Acquisition expenses. During the three months ended September 30, 2021, we incurred expenses related to the acquisition of Appliances Connection in the amount of $0.06 million.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $7.3 million for the three months ended September 30, 2022, as compared to $4.1 million for the three months ended September 30, 2021, an increase of $3.2 million, or 77.9%. As a percentage of net sales, general and administrative expenses were 5.1% and 2.9% for the three months ended September 30, 2022 and 2021, respectively. This increase is primarily driven by higher professional fees incurred in relation to the investigation of certain allegations made by former employees regarding the Company’s business operations. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investigation” initiated by the Board.

Total other income (expense). We had $3.2 million in total net other income for the three months ended September 30, 2022, as compared to total net other expense of $1.1 million for the three months ended September 30, 2021. Total other income, net, for the three months ended September 30, 2022, consisted primarily of a gain on the change in the fair value on derivative instruments of $4.5 million, offset by interest expense of $1.4 million. Total other expense, net, for the three months ended September 30, 2021, consisted primarily of interest expense of $1.1 million.

Income tax benefit (expense). We had an income tax net benefit of $2.4 million for the three months ended September 30, 2022, as compared to an income tax expense of $2.1 million for the three months ended September 30, 2021.

Net income (loss). As a result of the cumulative effect of the factors described above, we had a net loss of $5.2 million for the three months ended September 30, 2022, as compared to net income of $3.3 million for the three months ended September 30, 2021, a decrease of $8.5 million, or 256.3%.

Comparison of the nine months ended September 30, 2022 and 2021

The unaudited condensed consolidated operating results presented below for the nine months ended September 30, 2022, include the results of Appliances Connection, and, therefore, are not comparable to the consolidated operating results for the nine months ended September 30, 2021. The following table sets forth key components of our results of operations for the nine months ended September 30, 2022 and 2021, in thousands and as a percentage of our revenue.

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
	Amount	% of Sales	Amount	% of Sales
Product sales, net	$430,710	100.0%	$219,637	100.0%
Cost of goods sold	355,788	82.6%	172,581	78.6%
Gross profit	74,922	17.4%	47,056	21.4%

Operating Expenses
Personnel	22,396	5.2%	15,300	7.0%
Advertising	18,475	4.3%	7,730	3.5%
Bank and credit card fees	15,121	3.5%	7,546	3.4%
Depreciation and amortization	8,588	2.0%	3,908	1.8%
Loss on abandonment of right-of-use asset	-	0.0%	1,437	0.7%
General and administrative	15,078	3.5%	9,176	4.2%

Total Operating Expenses	79,658	18.5%	45,097	20.5%

INCOME (LOSS) FROM OPERATIONS	(4,736)	(1.1)%	1,959	0.9%

Other Income (Expenses)
Interest income	282	0.1%	57	0.0%
Adjustment in value of contingency	(2)	(0.0)%	-	0.0%
Interest expense	(2,594)	(0.6)%	(2,350)	(1.1)%
Gain on change in fair value of derivative instruments	3,540	0.8%	-	0.0%
Loss on settlement of debt	(3,241)	(0.8)%	(1,748)	(0.8)%
Other income (expense)	(140)	0.0%	19	0.0%

Total Other Expenses	(2,155)	(0.5)%	(4,022)	(1.8)%

NET LOSS BEFORE INCOME TAXES	(6,891)	(1.6)%	(2,063)	(0.9)%

INCOME TAX BENEFIT	3,234	0.8%	5,919	2.7%

NET INCOME (LOSS)	$(3,657)	(0.8)%	$3,856	1.8%

Product sales, net. We generate revenue from the retail sales of appliances, furniture, home goods and related products. Our product sales were $430.7 million for the nine months ended September 30, 2022, as compared to $219.6 million for the nine months ended September 30, 2021, an increase of $211.1 million, or 96.1%. This growth was primarily driven by the significant impact of the Appliances Connection Acquisition during the period.

Cost of goods sold. Our cost of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their products. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Vendor funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $355.8 million for the nine months ended September 30, 2022, as compared to $172.6 million for the nine months ended September 30, 2021, an increase of $183.2 million, or 106.2%, with the increase driven by the impact of the Appliances Connection Acquisition.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $74.9 million for the nine months ended September 30, 2022, as compared to $47.1 million for the nine months ended September 30, 2021, a decrease of $27.9  million, or 59.2%. Our gross margin (gross profit as a percentage of net sales) was 17.4% for the nine months ended September 30, 2022, and 21.4% for the nine months ended September 30, 2021. The decrease in the gross margin percentage is attributable to several factors, including aggressive pricing strategies aimed at driving revenue growth, purchase disruptions arising from increased customer cancellations, and a reduction in vendor rebates.

Personnel expenses. Personnel expenses include employee salaries and bonuses, as well as related payroll taxes, health insurance premiums, training costs, and stock compensation expense. Our personnel expenses were $22.4 million for the nine months ended September 30, 2022, as compared to $15.3 million for the nine months ended September 30, 2021, an increase of $7.1 million, or 46.4%.  As a percentage of net sales, personnel expenses were 5.2% and 7.0% for the nine months ended September 30, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $18.5 million for the nine months ended September 30, 2022, as compared to $7.7 million for the nine months ended September 30, 2021, an increase of $10.8 million, or 139.0%. As a percentage of net sales, advertising expenses were 4.3% and 3.5% for the nine months ended September 30, 2022 and 2021, respectively. The change was primarily due to an effort to increase revenue through higher advertising spend.

Bank and credit card fees. Bank and credit card fees comprise the expenses incurred in payment to credit card processors for processing credit card transactions made by customers and to third-party sellers operating on the platforms where we sell parts and other items. Our bank and credit card fees were $15.1 million for the nine months ended September 30, 2022, as compared to $7.5 million for the nine months ended September 30, 2021, an increase of $7.6 million, or 100.4%. As a percentage of net sales, bank and credit card fees were 3.5% and 3.4% for the nine months ended September 30, 2022 and 2021, respectively.

Depreciation and amortization expense. Depreciation and amortization expense was $8.6 million, or 2.0% of net sales, for the nine months ended September 30, 2022, as compared to $3.9 million, or 1.8% of net sales, for the nine months ended September 30, 2021. The increase is the result of amortizing intangible assets acquired in the Appliances Connection Acquisition the entire year.

Loss on abandonment of right-of-use asset. During the nine months ended September 30, 2021, we incurred a loss in the amount of $1.4 million related to the closure of our old warehouse and showroom and write-off of related leasehold improvements.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $15.1 million for the nine months ended September 30, 2022, as compared to $9.2 million for the nine months ended September 30, 2021, an increase of $5.9 million, or 64.3%. As a percentage of net sales, general and administrative expenses were 3.5% and 4.2% for the nine months ended September 30, 2022 and 2021, respectively. Such changes were primarily due to the impact of the Appliances Connection Acquisition and higher professional fees incurred in relation to the investigation of certain allegations made by former employees regarding the Company’s business operations. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Investigation” initiated by the Board.

Total other income (expense). We had $2.2 million in total net other expense for the nine months ended September 30, 2022, as compared to total net other expense, of $4.0 million for the nine months ended September 30, 2021. Total other expense, net, for the nine months ended September 30, 2022, consisted primarily of loss on the extinguishment of debt of $3.2 million and interest expense of $2.6 million, offset by a gain from the change in fair value of a derivative asset of $3.5 million. Total other expense, net, for the nine months ended September 30, 2021, consisted primarily of loss on settlement of debt of $1.7 million and interest expense of $2.4 million.

Income tax benefit. We had an income tax net benefit of $3.2 million for the nine months ended September 30, 2022, as compared to an income tax benefit of $5.9 million for the nine months ended September 30, 2021.

Net income (loss). As a result of the cumulative effect of the factors described above, we had a net loss of $3.7 million for the nine months ended September 30, 2022, as compared to net income of $3.9 million for the nine months ended September 30, 2021, a decrease of $7.5 million, or 194.8%.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2022 and 2021 (in thousands).

	Nine Months Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(38,693)	$(18,316)
Net cash used in investing activities	(1,318)	(203,628)
Net cash provided by financing activities	36,386	247,218

Net change in cash, cash equivalents, and restricted cash	$(3,625)	$25,274

Cash flows used in operating activities. Our net cash used in operating activities was $38.7 million for the nine months ended September 30, 2022, as compared to $18.3 million for the nine months ended September 30, 2021. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Net loss was $3.7 million, as compared to net income of $3.9 million for the nine months ended September 30, 2022 and 2021, respectively,

●	Cash used by receivables was $1.8 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively,

●	Cash provided by inventories was $7.3 million, as compared to cash used by inventory of $11.7 million for the nine months ended September 30, 2022 and 2021, respectively,

●	Cash used by customer deposits was $20.9 million and $16.9 million for the nine months ended September 30, 2022 and 2021, respectively. Prior to July 2021, the Company charged a customer’s card when an order was placed. After July 2021, the customers card was charged when the order shipped. The decline in customer deposits results from shipping or refunding customer orders that had previously been paid.

Cash flows used in investing activities. Our net cash used in investing activities was $1.3 million for the nine months ended September 30, 2022, as compared to $203.6 million for the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2022, consisted of leasehold improvements of $1.3 million. Net cash used in investing activities for the nine months ended September 30, 2021, primarily consisted of cash paid in the acquisition of Appliances Connection, net of cash acquired, of $201.5 million.

Cash flows provided by financing activities. Our net cash provided in financing activities was $36.4 million for the nine months ended September 30, 2022, as compared to $247.2 million for the nine months ended September 30, 2021.

Significant changes in financing activities affecting cash flows during these years included:

●	Net cash received from notes payable proceeds of $43.0 million and $55.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively,

●	Repayments of notes payable of $4.6 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively,

●	Stock repurchases of $2.0 million for the nine months ended September 30, 2022, and

●	Net proceeds of $194.6 million received from public offering and proceeds from the exercise of warrants of $2.3 million for the nine months ended September 30, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Resignation of Independent Registered Public Accounting Firm

On December 20, 2022, the Company received a letter from the Company’s independent registered public accounting firm, Friedman LLP, informing the Company of its decision to resign effective December 20, 2022 as the auditors of the Company.

In the Letter, Friedman advised the Company that based on the results of the Board’s internal investigation as reported to Friedman, it appeared there may be material adjustments and/or disclosures necessary to previously reported financial information. Additionally, the Board’s internal investigation identified facts, that if further investigated by Friedman, might cause Friedman to no longer to be able to rely on the representations of (i) management that was in place at the time Friedman issued its audit report for the year ended December 31, 2021, or (ii) management that was in place at the time of Friedman’s association with the quarterly financial statements for the periods ended June 30, 2021, September 30, 2021 and March 31, 2022. Prior to the Letter, in the past two years, the Company had not received from Friedman an adverse opinion or a disclaimer of opinion, and Friedman’s opinion was not qualified or modified as to uncertainty, audit scope, or accounting principles. The resignation by Friedman was neither recommended nor approved by the Audit Committee or the Board and there were no disagreements with management and Friedman. Friedman had previously reported a material weakness to the Audit Committee, which was included on the Company’s Form 10-K for the year ended December 31, 2021, filed on March 31, 2022, regarding the ineffectiveness of the Company’s internal controls over financial reporting.

In connection with the Letter, Friedman advised us that it was withdrawing its previously issued audit opinion on our December 31, 2021 consolidated financial statements, issued on March 31, 2022, and declined to be associated with the quarterly financial statements for the periods ended June 30, 2021, September 30, 2021, and March 31, 2022, filed on August 8, 2021, November 16, 2021 and May 12, 2022, respectively.

Engagement of New Independent Registered Public Accounting Firm

On December 26, 2022, the Audit Committee approved the engagement of Sadler, Gibb & Associates, LLC as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.

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

Based on the evaluation performed as of December 31, 2022, as a result of the material weaknesses in internal control over financial reporting that are described below in “Management’s Report on Internal Control Over Financial Reporting,” our Interim Chief Executive Officer and Interim Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

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

Management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

Management has determined that the Company’s ineffective internal control over financial reporting and resulting material weaknesses, stem primarily from management’s inability to maintain appropriately designed controls, which impacts the control environment, risk assessment procedures and ability to detect or prevent material misstatements to the financial statements. The material weaknesses were attributed to:

●	Lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls;

●	Ineffective assessment and identification of changes in risk impacting internal control over financial reporting;

●	Inadequate selection and development of effective control activities, general controls over technology and effective policies and procedures;

●	Ineffective evaluation and determination as to whether the components of internal control were present and functioning; and

●	The lack of an accounting system that is required for a company or our size.

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

●

Develop and document policies and procedures, including related business process and technology controls, assess their effectiveness and establish a program for continuous assessment of their effectiveness; and

●	Implementation of a new ERP.

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

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our results of operations and cash flows for year ended December 31, 2022 and our financial condition as of such date, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors, executive officers and significant employees as of the date of this report.

Name	Age	Position
J.E. “Rick” Bunka	64	Interim Chief Executive Officer
Robert D. Barry	79	Interim Chief Financial Officer and Secretary
Jody Rusnak	61	Chief Merchandizing and Brand Innovation Officer
Ellery W. Roberts	53	Executive Chairman of the Board of Directors
Ellette A. Anderson	47	Director
Clark R. Crosnoe	54	Director
Glyn C. Milburn	52	Director
James M. Schneider	70	Director
G. Alan Shaw	60	Director
Alan P. Shor	64	Director
Edward J. Tobin	66	Director
Houman Akhavan	45	Director

J.E. “Rick” Bunka. Mr. Bunka has served as our Interim Chief Executive Officer since October 2022. Since 2019, Mr. Bunka co-founded and has served as Partner of Park North Capital, LLC, a merchant bank that services companies seeking optimize their growth, capital structures, liquidity and operations. Also, since 2013, Mr. Bunka has served as the President of Point North LLC, a business advisory service, through which he served in an advisory role to Polished when it was known as 1847 Goedeker Inc. Formerly, Mr. Bunka held the position of President and Chief Executive Officer of Dots. Over his 15-year tenure at Dots, Mr. Bunka led a transformation of the regional close out retailer into a national specialty women’s brand with more than 400 stores across 28 states. He was also appointed Chief Restructuring Officer of Love Culture in 2014 and of Anna’s Linens in 2015. Early in his career, he was a Management Consultant at PriceWaterhouse, specializing in strategic planning, merchandising and organizational development in the retail and service sectors.

Robert D. Barry. Mr. Barry has served as our Interim Chief Financial Officer since October 2022. Mr. Barry previously served as our Chief Accounting Officer from July 2021 through January 2022, and also previously served as our Chief Financial Officer from January 2019 to July 2021. He also served as the Controller of Neese from July 2017 until the sale of Neese in April 2021. From April 2013 until August 2016, Mr. Barry was Chief Executive Officer and Chief Financial Officer of Pawn Plus Inc., a chain of retail pawn stores. Prior to that, Mr. Barry served as Executive Vice President and Chief Financial Officer of Regional Management Corp. (NYSE: RM), a consumer loan business based in Greenville, South Carolina for several years. Prior to joining Regional Management Corp., he held various executive roles that include Executive Vice President and Chief Financial Officer for Regional Acceptance Corporation (NASDAQ: REGA) and Financial Institutions Partner at KPMG LLP. Mr. Barry is a Certified Public Accountant and also serves on the Board of Directors of 1847 Holdings LLC.

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

Ellery W. Roberts. Mr. Roberts has served as the Chairman of our board of directors since our inception and the Executive Chairman of our Board of Directors since August 30, 2021. Mr. Roberts brings over 20 years of private equity investing experience to our company. Mr. Roberts has been the Chairman, Chief Executive Officer, President and Chief Financial Officer of 1847 Holdings since its inception on January 22, 2013 and is also the sole manager of our manager. Mr. Roberts has also been a director of Western Capital Resources, Inc., a public company, since May 2010. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company that is No longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co- managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration permitting RW Capital Partners LLC to raise capital in pursuit of the Small Business Investment Company license with the preliminary support of the Small Business Administration. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. Previously, Mr. Roberts served as Principal with Lazard Group LLC, a Senior Financial Analyst at Colony Capital, Inc., and a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC). Mr. Roberts received his B.A. degree in English from Stanford University. We believe Mr. Roberts is qualified to serve on our board of directors due to his extensive investment experience.

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

Glyn C. Milburn. Mr. Milburn has served on our board of directors since July 2020. Since January 2021, Mr. Milburn has served as the Senior Director of Government Affairs at Ygrene Energy Fund, an energy finance vehicle with offices in California and Florida. From February 2016 to January 2021, Mr. Milburn has served as a Partner at Jimmy Blackman & Associates, a full- service Government and Public Affairs firm, where he is responsible for business strategy, client management, communications and campaign management for a client portfolio comprised of large public safety labor unions, banking/finance companies, and hotel operators across the State of California. From April 2013 to January 2016, Mr. Milburn served as a Special Assistant in the City of Los Angeles where he held two positions in the City of Los Angeles, one in the Office of Los Angeles Mayor Eric Garcetti’s Office of Economic Development and another in the Office of Los Angeles Councilman Dennis Zine. From August 2012 to March 2013, Mr. Milburn co-Founded Provident Investment Advisors LLC, a special investment vehicle for energy, technology and healthcare ventures, where he served as Managing Member. Mr. Milburn holds a B.A. degree in Public Policy from Stanford University. We believe Mr. Milburn is qualified to serve on our board of directors due to his valuable background in policy development, regulatory and strategic planning experience.

James M. Schneider. Mr. Schneider has served on our board of directors since January 2022. Since 2006, Mr. Schneider has served as Chairman of Horizon Bank SSB, a privately held bank in Texas. Prior to that, he was the CFO of Dell, Inc. Since 2010, Mr. Schneider has been employed by private equity firm Lead Edge Capital, currently serving as an operating partner. Mr. Schneider holds a bachelor’s degree in accounting from Carroll University and is a Certified Public Accountant and former partner at PricewaterhouseCoopers LLP. Mr. Schneider serves as a director of Frontier Bancshares Inc., a provider of commercial banking services for retail and intuitional customers, and Lohman Technologies, LLC, a provider of medical equipment. Mr. Schneider served as a director of General Communications Inc., a publicly-held telecommunications corporation from 1994 until 2018 and Zilliant Inc. from 2011 until 2021. We believe Mr. Schneider is qualified to serve on our board of directors due to his extensive experience on public company boards and accounting experience.

G. Alan Shaw. Mr. Shaw has served on our board of directors since October 2021. Mr. Shaw brings expansive appliance industry knowledge and valuable supplier relationships to our Board. He has been a leader in the industry for more than twenty years, beginning his career with Whirlpool and finishing it as the Chief Executive Officer of Electrolux’s North American business, a position he held from January 2016 until his retirement in January 2020. He has held President and c-level positions with several North American-based durable goods companies since 2003, including Char-Broil and Husqvarna Group. He holds a B.S. degree in Economics and Political Science from the University of Idaho and an MBA in Marketing from Indiana University. We believe Mr. Shaw is qualified to serve on our board of directors due to his extensive appliance industry and executive leadership experience.

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

Houman Akhavan. Mr. Akhavan has served on our board of directors since January 2023. Mr. Akhavan is currently the Chief Marketing Officer of CarParts.com, Inc., and has been since February 2019. Prior to his role as CarParts.com’s Chief Marketing Officer, Mr. Akhavan was the Chief Executive Officer of Growth Rocket (d/b/a Idea Launch, Inc.) from January 2015 to February 2019. Mr. Akhavan previously served as CarParts.com’s Vice President of Marketing from January 2006 to December 2014. We believe Mr. Akhavan is qualified to serve on our Board due to extensive experience growing revenue and market share in start-up and public company environments.

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

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, (ii) any type of business practice, or (iii) the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

●	been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

We chose to appoint a separate Chairman of the Board of Directors who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that a separate Chairman of the Board of Directors can act as a balance to the Chief Executive Officer.

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

Independent Directors

The rules of NYSE American generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of nine (9) directors, seven (7) of whom, Ellette A. Anderson, Clark R. Crosnoe, Glyn C. Milburn, James M. Schneider, G. Alan Shaw, Alan P. Shor and Houman Akhavan, are independent within the meaning of the rules of NYSE American.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation and nominating and corporate governance committee, each with its own charter approved by the board of directors. Each committee’s charter is available on our website at www.polished.com.

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

The compensation committee is responsible for, among other things: (i) reviewing and approving the compensation of our executive officers; (ii) evaluating and making recommendations to the board of directors regarding the compensation of our directors; (iii) evaluating and making recommendations to the board of directors regarding equity-based and incentive- compensation plans, policies and programs that are subject to our board of directors’ approval; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

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

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website, www.polished.com, within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Insider Trading Policy

We maintain an insider trading policy that prohibits trading our common shares when in possession of material non-public information. It also prohibits directors, officers and other employees from engaging in hedging transactions and, unless approved in advance by our Chief Financial Officer (or such other individual designated by the board of directors), holding our securities in a margin account or otherwise pledging our shares as collateral for a loan. Since the adoption of our insider trading policy, we have granted one waiver to the policy’s general prohibition on pledging. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management”.

Delinquent Section 16(a) Reports

●	On July 31, 2023, Ellette A. Anderson filed a late Form 5 with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
J.E. “Rick” Bunka,	2022	194,231	--	--	--	--	194,231
Interim Chief Executive Officer(3)	2021	--	--	--	--	--	--

Robert D. Barry,	2022	245,577	--	--	--	--	245,577
Interim Chief Financial Officer(4)	2021	290,793	25,000	25,000	--	11,508	352,301

Jody Rusnak,	2022	350,000	--	--	--	--	350,000
Chief Merchandising and Brand Innovation Officer(5)	2021	26,923	--	--	--	--	26,923

Maria Johnson,	2022	310,961	134,750	--	--	37,109	482,821
Former Chief Financial Officer(6)	2021	162,885	149,750	--	315,600	2,198	628,235

Albert Fouerti,	2022	306,308	175,000	--	--	--	481,308
Former Chief Executive Officer(7)	2021	210,000	175,000	--	--	--	385,000

(1)	Amounts represent cash bonuses.

(2)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718, determined without regard to estimated forfeitures. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the assumptions used in determining the FASB ASC 718 grant date fair value of these awards.

(3)	Mr. Bunka was appointed Interim Chief Executive Officer by the Board effective October 14, 2022.

(4)

Mr. Barry is currently our Interim Chief Financial Officer. Previously, Mr. Barry was a full-time employee following our initial public offering on July 31, 2020. Mr. Barry’s title was changed to Chief Accounting Officer in July 2021, and he was our Chief Accounting Officer until January 2022. Mr. Barry was appointed Interim Chief Financial Officer by the Board effective October 14, 2022. Other compensation represents matching contributions under our 401(k) plan.

(5)	Mr. Rusnak has served as our Chief Merchandizing and Brand Innovation Officer since November 2021.

(6)	Ms. Johnson served as our Chief Financial Officer from July 2021 until her resignation in October 2022. Other compensation for 2022 represents a vacation payout. Other compensation for 2021 represents payments for parking her personal vehicle.

(7)	Mr. Fouerti served as our Chief Executive Officer from August 2021 until his resignation in October 2022.

Employment Agreements

On October 14, 2022, the Board appointed with immediate effect J.E. “Rick” Bunka as Interim Chief Executive Officer and Robert D. Barry as Interim Chief Financial Officer of the Company, following the resignations of Albert Fouerti as Chief Executive Officer and President, Elie Fouerti as Chief Operating Officer and Maria Johnson as Chief Financial Officer and Secretary.

In connection with his appointment as Interim Chief Executive Officer, Mr. Bunka entered into an engagement agreement with the Company, pursuant to which, the Company shall pay Mr. Bunka a fee of $16,826.92 per week for his services. Mr. Bunka’s term commenced on October 14, 2022, and will be for a period of six-months, unless extended by Mr. Bunka and the Company. In addition to payment for his services, Mr. Bunka shall be eligible for a success fee equal to $2,187,500 and a leadership transition fee of $437,500. The success fee shall be earned if, during his term, the Company consummates a Change in Control (as defined in the Company’s 2020 Equity Incentive Plan) and Mr. Bunka is performing services (and has not given notice) through the date of closing of such Change in Control. The leadership transition fee shall be paid if, in the Board’s sole determination, Mr. Bunka has materially assisted in the successful transition to permanent executive leadership during his term.

In connection with his appointment as Interim Chief Financial Officer, Mr. Barry entered into an employment agreement with the Company, pursuant to which, the Company shall pay Mr. Barry an annual base salary of $325,000, paid bi-weekly with standard payroll deductions and less applicable taxes, and an annual bonus target for 2023 of up to 50% of his applicable base salary, subject to adoption by the Company’s board of directors. In addition to payment for his services, Mr. Barry shall be eligible for a Change in Control bonus equal to $325,000, if, subsequent to January 1, 2023, the Company consummates a Change in Control and Mr. Barry remains employed through the date of closing of such Change in Control.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2022.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
J.E. “Rick” Bunka	‒	‒	‒	‒	‒
Robert D. Barry	‒	‒	‒	‒	‒
Jody Rusnak	‒	‒	‒	‒	‒
Maria Johnson	‒	‒	‒	‒	‒
Albert Fouerti	‒	‒	‒	‒	‒

Additional Narrative Disclosures

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We currently make available a retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees, including the executive officers named above, can make voluntary pre-tax contributions. We currently match 100% of elective deferrals up to 3% of compensation and 50% of elective deferrals for next 2% of compensation. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted for changes in the cost of living. See “— Summary Compensation Table - Years Ended December 31, 2020 and 2019” for matches made for the executive officers named above.

Director Compensation

In mid-2021, we revised the fees paid to our directors such that our independent directors receive an annual fee of $40,000, payable monthly. The Chair of the Board receives an additional annual fee of $50,000. Each independent director who serves on the Audit Committee also receives an annual fee of $6,000, those who serve on the Compensation Committee receive an annual fee of $4,500, and those who serve on the Nominating and Governance Committee also receive an annual fee of $3,000. The Chairman of the Audit Committee receives an additional $10,000, the Chairman of the Compensation Committee receives an additional $7,500 and the Chairman of the Nominating and Governance Committee receives an additional $5,000.

Audit Committee
Committee Chair Fee	$10,000
Committee Member Fee	$6,000
Compensation Committee
Committee Chair Fee	$7,500
Committee Member Fee	$4,500
Nominating and Corporate Governance Committee
Committee Chair Fee	$5,000
Committee Member Fee	$3,000

In addition, on March 29, 2022, each of Messrs. Shaw and Schneider received a grant of 34,883 shares of fully vested common stock. On February 8, 2023, Mr. Akhavan received a grant of 83,011 shares of fully vested common stock.

The table below sets forth the compensation to our non-employee directors during the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)	Total ($)
Ellette A. Anderson	47,500	-	47,500
Clark R. Crosnoe	54,500	-	54,500
Glyn C. Milburn	51,000	-	51,000
Ellery Roberts	90,000	-	90,000
G. Alan Shaw	49,000	60,000	109,000
Alan P. Shor	47,500	-	47,500
Edward Tobin	40,000	-	40,000
James M. Schneider	42,167	60,000	102,167
Houman Akhavan	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of July 28, 2023 by (i) each of our named executive officers and directors; (ii) all of our current executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is c/o our company, 1870 Bath Ave, Brooklyn, NY 11214.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
J.E. “Rick” Bunka, Interim Chief Executive Officer	Common Stock	-	*
Robert D. Barry, Interim Chief Financial Officer and Secretary(3)	Common Stock	75,199	*
Jody Rusnak, Chief Merchandising and Brand Innovation Officer	Common Stock	98,684	*
Ellery W. Roberts, Executive Chairman of the Board of Directors(4)	Common Stock	397,597	*
Ellette A. Anderson, Director	Common Stock	25,438	*
Clark R. Crosnoe, Director(5)	Common Stock	647,238	*
Glyn C. Milburn, Director	Common Stock	27,738	*
James M. Schneider, Director	Common Stock	170,723	*
G. Alan Shaw, Director	Common Stock	34,883	*
Alan P. Shor, Director	Common Stock	23,438	*
Edward J. Tobin, Director	Common Stock	984,118	*
Houman Akhavan, Director(6)	Common Stock	209,757	*
All current executive officers and directors(12 persons)	Common Stock	2,694,813	2.6%

5% Stockholders
Cannell Capital LLC(7)	Common Stock	5,258,805	4.99%
Empery Asset Management, LP(8)	Common Stock	5,258,805	4.99%
Altium Growth Fund, LP(9)	Common Stock	5,258,805	4.99%
The Vanguard Group (10)	Common Stock	5,369,942	5.1%
Morgan Dempsey Capital Management LLC (11)	Common Stock	6,036,954	5.7%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common stock.

(2)	A total of 105,386,867 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of July 28, 2023. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 13,000 shares of common stock held by Mr. Barry’s spouse and 40,000 shares of common stock issuable upon the exercise of warrants.

(4)

Includes 22,200 shares held by Cardinal 33 LLC. Mr. Roberts is the Manager of Cardinal 33 LLC and has voting and investment power over the securities held by it. Mr. Roberts disclaims beneficial ownership of the shares held by Cardinal 33 LLC except to the extent of his pecuniary interest, if any, in such shares.

(5)	Includes 558,438 shares held by CRC Investment Fund LP and 88,800 shares held by NM 2018 Trust. Mr. Crosnoe is the managing member and owns 100% of CRC Investment Fund GP, LLC, the general partner of CRC Investment Fund LP, and of CRC Capital LLC, the manager of CRC Investment Fund LP, and has sole voting and investment power over the shares held by CRC Investment Fund LP. Mr. Crosnoe is the investment adviser to NM 2018 Trust and also has a power of attorney to direct purchases and sales of the shares held by it. Mr. Crosnoe disclaims beneficial ownership of the shares held by CRC Investment Fund LP and NM 2018 Trust except to the extent of his pecuniary interest, if any, in such shares.

(6)	Includes approximately 147,638 shares of common stock and approximately 62,119 shares of common stock issuable upon the exercise of warrants.

(7)	Includes 4,992,381 shares of common stock and 266,424 shares of common stock issuable upon the exercise of warrants, but excludes an additional 4,888,030 shares of common stock issuable on the exercise of warrants that cannot be exercised due to a beneficial ownership blocker provision pursuant to a securities purchase agreement. The beneficial owner cannot exercise warrants to the extent it would beneficially own, after any such exercise, more than 4.99% of the outstanding shares of common stock. Based solely on the information set forth in the Schedule 13G/A filed by Cannell Capital LLC with the SEC on February 14, 2022. J. Carlo Cannell may be deemed to be the beneficial owner of the shares held by Cannell Capital LLC. The address of the business office of each of Cannell Capital LLC and J. Carlo Cannell Is 245 Meriwether Circle, Alta, WY 83414

(8)	Includes 5,258,805 shares of common stock issuable upon the exercise of warrants, but excludes an additional 3,190,450 shares of common stock issuable upon the exercise of warrants that cannot be exercised due to a beneficial ownership blocker provision in a securities purchase agreement. The beneficial owner cannot exercise warrants to the extent it would beneficially own, after any such exercise, more than 4.99% of the outstanding shares of common stock. Based solely on the information set forth in the Schedule 13G/A filed by Empery Asset Management, LP (“Empery”) with the SEC on January 24, 2022. Empery serves as the investment manager to certain funds holding an aggregate of 8,449,255 shares of common stock. Empery AM GP, LLC, the general partner of Empery, has the power to exercise investment discretion. Each of Empery and Ryan M. Lane and Martin D. Hoe, the managing members of Empery AM GP, LLC, may be deemed to be the beneficial owner of all shares of common stock held by such funds. Each of the foregoing disclaims any beneficial ownership of any such shares of common stock. The address of each of the foregoing beneficial owners is 1 Rockefeller Plaza, Suite 1205, New York, New York 10020.

(9)	Includes 5,258,805 shares of common stock issuable upon the exercise of warrants, but excludes an additional 845,019 shares of common stock issuable upon the exercise of warrants that cannot be exercised due to a beneficial ownership blocker provision in a securities purchase agreement. The beneficial owner cannot exercise warrants to the extent it would beneficially own, after any such exercise, more than 4.99% of the outstanding shares of common stock. Based solely on the information set forth in the Schedule 13G/A filed by Altium Growth Fund, LP (the “Altium”), with the SEC on February 14, 2022. Altium is the record and direct beneficial owner of the shares. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own the common shares held by, Altium. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own the common shares held by, Altium. The address of the principal business office of each of the foregoing beneficial owners is 152 West 57th Street, FL 20, New York, NY 10019.

(10)	Based solely on the information set forth in the Schedule 13G filed by The Vanguard Group (“Vanguard”) with the SEC on February 9, 2023. The business address of Vanguard is 100 Vanguard Blvd.
Malvern, PA 19355.

(11)

Based solely on the information set forth in the Schedule 13D/A filed by Morgan Dempsey Capital Management LLC, a Wisconsin limited liability company (“Morgan Dempsey”) with the SEC on February 3, 2023. The principal business of Morgan Dempsey is the performance of investment management and advisory services. Mr. Marc Dion and Mr. David Durham are the managing members of Morgan Dempsey. The present principal occupation of Mr. Dion, Mr. Durham, and Mr. Peters is the performance of investment management and advisory services. Mr. Dion and Mr. Durham are both citizens of the United States. The business address of Morgan Dempsey is 111 Heritage Reserve, Suite 200, Menomonee Falls, WI 53051.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	150,000	$3.10	2,220,201
Equity compensation plans not approved by security holders	‒	‒	‒
Total	150,000	$3.10	2,220,201

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2022 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

The Company shall also reimburse the Manager for all costs and expenses of the Company which are specifically approved by the board of directors of the Company, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of the Company in connection with performing services under the management services agreement. The Company did not pay any expenses for the years ended December 31, 2022 and 2021.

The Company expensed management fees of $0.25 million for each of the years ended December 31, 2022 and 2021, respectively.

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

DMI Cooperative

The Company is a member of Dynamic Marketing, Inc. (“DMI”), an appliance purchasing cooperative. DMI purchases consumer electronics and appliances at wholesale prices from various vendors, and then makes such products available to its members, including the Company, who sell such products to end consumers. DMI’s purchasing group arrangement provides its members, including the Company, with leverage and purchasing power with appliance vendors, and increases our ability to compete with competitors, including big box appliance and electronics retailers. We own an approximate 5% interest in the cooperative. Additionally, Albert Fouerti, our former Chief Executive Officer, is on the board of DMI. As such, DMI is deemed to be a related party.

During the years ended December 31, 2022 and 2021, total purchases from DMI, net of holdbacks, were $255.9 million and $177.8 million, respectively. At December 31, 2022, deposits at DMI totaled $25.0 million and the vendor rebate due from DMI were $5.8 million. At December 31, 2021, vendor rebate deposits, net, due from DMI were $12.2 million and vendor rebates receivable were $5.8 million.

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

On June 2, 2021, our subsidiary 1 Stop Electronics Center, Inc. entered into a lease agreement with 1870 Bath Ave. LLC, an entity that is owned by Albert Fouerti, our former Chief Executive Officer, and Elie Fouerti, our former Chief Operating Officer, for our premises located at 1870 Bath Avenue, Brooklyn, New York. The lease is for a term of ten years and provides for a base rent of $74,263 per month during the first year with annual increases to $96,896.37 during the last year of the term. 1 Stop Electronics Center, Inc. is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. The initial right-of-use (“ROU”) asset and liability associated with this lease is $8.4 million.

On June 2, 2021, our subsidiary Joe’s Appliances LLC entered into a lease agreement with 812 5th Ave Realty LLC, an entity that is owned by Albert Fouerti, our former Chief Executive Officer, and Elie Fouerti, our former Chief Operating Officer, for our premises located at 7812 5th Avenue, Brooklyn, New York. The lease is for a term of ten years and provides for a base rent of $6,365.40 per month during the first year with annual increases to $8,305.40 during the last year of the term. Joe’s Appliances LLC is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. The initial ROU asset and liability associated with this lease is $0.7 million.

On March 15, 2022, the Company entered into a lease agreement by and between the Company and 8780 19 Ave LLC, a New York limited liability company owned by Albert Fouerti, our former Chief Executive Officer, and Elie Fouerti, our former Chief Operating Officer, for the lease of a new office building located in Brooklyn, New York. The lease commenced on March 1, 2022 and shall expire on December 31, 2026. The Company has the option to extend the term of the lease for one additional term of five years. The premises of the lease contain approximately 5,835 rentable square feet. Under the terms of the lease, the Company will lease the premises at the monthly rate of $22,000 for the first year, with scheduled annual increases. The Company will receive a four-month rent concession so that its first rental payment shall become due on or before July 1, 2022.

Director Independence

Our board of directors has determined that Ellette A. Anderson, Clark R. Crosnoe, Glyn C. Milburn, James M. Schneider, G. Alan Shaw, Alan P. Shor and Houman Akhavan are independent within the meaning of the rules of NYSE American.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2022 and 2021:

Year Ended December 31,	2022		2021
Audit Fees		$564,535	$1,056,990
Audit-Related Fees	$	‒	$131,560
Tax Fees		‒	‒
All Other Fees		‒	‒
TOTAL		$564,535	$1,188,550

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Total audit fees for the year ended December 31, 2022 were $514,660 for Sadler, Gibb & Associates and $49,875 for Friedman LLP. Total audit fees for the year ended December 31, 2021 were $1,056,990. Audit fees in 2021 for Sadler Gibb were $506,990 and 550,000 for Friedman LLP.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. There were no audit-related fees for the year ended December 31, 2022 were $131,560 of audit related fees for the year ended December 31, 2021. Audit related fees in 2021 were $21,560 for Sadler Gibb and $110,000 for Friedman LLP.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Sadler, Gibb & Associates for our consolidated financial statements as of and for the year ended December 31, 2022.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID #3627)	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021 (As Restated)	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021 (As Restated)	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021 (As Restated)	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021 (As Restated)	F-6
Notes to Consolidated Financial Statements	F-7

Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	F-36
Condensed Consolidated Balance Sheets as of March 31, 2022 (As Restated), June 30, 2022, September 30, 2022 (Unaudited), and December 31, 2021	F-35
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 (As Restated), June 30, 2022, September 30, 2022, and March 31, 2023 (Unaudited)	F-37
Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2022 and the Nine Months Ended September 30, 2022 (Unaudited)	F-38
Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2022 (As Restated), June 30, 2022, September 30, 2022, and March 31, 2023 (Unaudited)	F-39
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 (As Restated), June 30, 2022, September 30, 2022, and March 31, 2023 (Unaudited)	F-40
Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-41

(2)	Index to Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 28, 2021)

3.3	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)

3.4	Amendment No 1. To Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2021)

3.5	Certificate of Correction of Certificate of Amendment of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 7, 2022)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Polished.com Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 21, 2022)

3.7	Amended and Restated Bylaws of Polished.com Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 21, 2022)

4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 31, 2022)

4.2	Common Stock Purchase Warrant issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2021)

4.3	Common Stock Purchase Warrant issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 25, 2021)

4.4	Form of Representative’s Warrant for Initial Public Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2020)

10.1	Securities Purchase Agreement, dated October 20, 2020, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on March 29, 2021)

10.2	Amendment No. 1 to Securities Purchase Agreement, dated December 8, 2020, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 29, 2021)

10.3	Amendment No. 2 to Securities Purchase Agreement, dated April 6, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2021)

10.4	Warrant Agent Agreement, dated May 27, 2021, between 1847 Goedeker Inc. and American Stock Transfer & Trust Company, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2021)

10.5	Credit and Guaranty Agreement, dated June 2, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, certain other subsidiaries party thereto from time to time as guarantors, the financial institutions party thereto from time to time, and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2021)

10.6	Loan and Security Agreement, dated June 3, 2021, between 1847 Goedeker Inc. and Northpoint Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2021)

10.7	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Manufacturers and Traders Trust Company on June 2, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 3, 2021)

10.8	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to First Horizon Bank on June 2, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 3, 2021)

10.9	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Sterling National Bank on June 2, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 3, 2021)

10.10	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to BankUnited N.A. on June 2, 2021 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 3, 2021)

10.11	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Manufacturers and Traders Trust Company on June 2, 2021 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 3, 2021)

10.12	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to First Horizon Bank on June 2, 2021 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 3, 2021)

10.13	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Sterling National Bank on June 2, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 3, 2021)

10.14	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to BankUnited N.A. on June 2, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on June 3, 2021)

10.15	Pledge and Security Agreement, dated June 2, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and such other subsidiaries from time to time a party thereto, in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 3, 2021)

10.16	Management Services Agreement, dated April 5, 2019, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.17	Amendment No. 1 to Management Services Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.18	Lease Agreement, dated April 5, 2019, between S.H.J., L.L.C. and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.19	Lease Agreement, dated January 13, 2021, by and between Westgate 200, LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2021)

10.20	First Amendment to Lease Agreement, dated March 30, 2021, by and between Westgate 200, LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 5, 2021)

10.21	Lease, dated June 2, 2021, between 1870 Bath Ave. LLC and 1 Stop Electronics Center, Inc. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 3, 2021)

10.22	Lease, dated June 2, 2021, between 7812 5th Ave Realty LLC and Joe’s Appliances LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 3, 2021)

10.23	Sublease Agreement, dated May 31, 2019, between YF Logistics LLC and Icon 400 Cabot Owner Pool 4 NJ, LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.24	Lease Agreement, dated March 15, 2022, between 8780 19 Ave LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2022)

10.25	Warehouse Agreement, dated September 9, 2021, between Brook Warehousing Corporation and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.26	Agreement, dated September 9, 2021, between Brook Warehousing Corporation and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.27	Securities Purchase Agreement, dated March 19, 2021, among 1847 Goedeker Inc., Evergreen Capital Management LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2021)

10.28	Security Agreement, dated March 19, 2021, between 1847 Goedeker Inc. and SILAC Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 25, 2021)

10.29	10% OID Senior Secured Promissory Note issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 25, 2021)

10.30	10% OID Senior Secured Promissory Note issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 25, 2021)

10.31	Trademark Assignment Agreement, dated October 15, 2020, between Superior Deals, Inc. and Albert Fouerti (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.32	Trademark Assignment Agreement, dated October 15, 2020, between 1 Stop Electronics, Inc. and Albert Fouerti (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.33#	Amendment to Employment Letter Agreement, dated June 3, 2021, between 1847 Goedeker Inc. and Douglas T. Moore (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 9, 2021)

10.34#	Separation and Release Agreement, dated August 30, 2021, between Douglas T. Moore and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2021)

10.35#	Amendment No. 1 to Separation Agreement and Release, dated September 17, 2021, between Douglas T. Moore and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.36#	Employment Agreement between Appliances Connection Inc. and Albert Fouerti (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on March 31, 2022)

10.37#	Employment Agreement between Appliances Connection Inc. and Elie Fouerti (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on March 31, 2022)

10.38#	Employment Letter Agreement, dated July 14, 2021, between 1847 Goedeker Inc. and Maria Johnson (incorporated by reference to Exhibit 10.1 to the Current Report filed on July 20, 2021)

10.39#	Employment Letter Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and Robert D. Barry (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.40#	Transition and Separation Agreement, dated January 31, 2022, between 1847 Goedeker Inc. and Robert D. Barry (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K filed on February 2, 2022)

10.41#	Independent Director Agreement between 1847 Goedeker Inc. and director Glyn C. Milburn, dated April 21, 2020, together with a schedule identifying other substantially identical agreements between the Company and each of its independent directors identified on the schedule and identifying the material differences between each of those agreements and the filed Independent Director Agreement (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on March 31, 2022)

10.42#	Independent Director Agreement between 1847 Goedeker Inc. and director G. Alan Shaw, dated October 17, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 21, 2021)

10.43#	Independent Director Agreement between 1847 Goedeker Inc. and director James M. Schneider, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2022)

10.44#	Independent Director Agreement between 1847 Goedeker Inc. and director Alan P. Shor, dated May 18, 2021, (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 3, 2021)

10.45#	Indemnification Agreement between 1847 Goedeker Inc. and Ellery W. Roberts, dated May 7, 2020, together with a schedule identifying other substantially identical agreements between the Company and each of its directors identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 31, 2022)

10.46#	Indemnification Agreement between 1847 Goedeker Inc. and G. Alan Shaw, dated October 17, 2021, (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 21, 2021)

10.47#	Indemnification Agreement between 1847 Goedeker Inc. and James M. Schneider, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2022)

10.48#	1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on August 3, 2020)

10.49#	Amendment No. 1 to 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.50#	Amendment No. 2 to 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed on December 28, 2021)

10.51#	Form of Stock Option Agreement for 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.52#	Form of Restricted Stock Award Agreement for 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.53	Cooperation Agreement, dated October 15, 2021, by and among 1847 Goedeker Inc., David L. Kanen, Philotimo Fund, LP, Philotimo Focused Growth and Income Fund and Kanen Wealth Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2021)

10.54	Credit Agreement, dated as of May 9, 2022, among 1847 Goedeker Inc., Appliances Connection Inc., certain subsidiaries of the borrowers party thereto, Bank of America, N.A., certain lenders party thereto, BofA Securities, Inc., Manufacturers and Traders Trust Company and Webster Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2022)

10.55	Security and Pledge Agreement, dated as of May 9, 2022, among 1847 Goedeker Inc., Appliances Connection Inc., the Grantors thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2022)

10.56*	First Amendment to Credit Agreement, dated as of July 25, 2023, by and among Polished.com Inc., Appliances Connection Inc., certain guarantors party thereto, certain lenders party thereto and Bank of America, N.A.

10.57	Settlement Agreement, dated December 21, 2022, between Albert Fouerti and Polished.com Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2022)

10.58*#	Employment Letter Agreement, dated October 14, 2022, between Polished.com Inc. and Robert D. Barry.

10.59*#	Engagement Agreement, dated October 14, 2022, between Polished.com Inc. and J.E. “Rick” Bunka.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 31, 2022)

23.1*	Consent of Sadler, Gibb & Associates, LLC

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Certain confidential information contained in this exhibit has been redacted in accordance with Regulation S-K Item 601(b) because the information (i) is not material and (ii) is the type that the registrant treats as private or confidential.

#	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID #3627)	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021 (As Restated)	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021 (As Restated)	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021 (As Restated)	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021 (As Restated)	F-6
Notes to Consolidated Financial Statements	F-7

Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	F-36
Condensed Consolidated Balance Sheets as of March 31, 2022 (As Restated), June 30, 2022, September 30, 2022 (Unaudited), and December 31, 2021	F-35
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 (As Restated), June 30, 2022, September 30, 2022, and March 31, 2023 (Unaudited)	F-37
Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2022 and the Nine Months Ended September 30, 2022 (Unaudited)	F-38
Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2022 (As Restated), June 30, 2022, September 30, 2022, and March 31, 2023 (Unaudited)	F-39
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 (As Restated), June 30, 2022, September 30, 2022, and March 31, 2023 (Unaudited)	F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Polished.com Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Polished.com Inc (“the Company”) as of December 31, 2022 and 2021 (As Restated), the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 (As Restated), and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2021 consolidated financial statements to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2022.

Draper, UT

July 31, 2023

POLISHED.COM INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
		(As Restated)
ASSETS

Current Assets
Cash and cash equivalents	$19,549	$25,724
Restricted cash	950	8,067
Receivables, net	26,650	23,531
Vendor deposits	25,022	12,200
Merchandise inventory, net	41,766	52,393
Prepaid expenses and other current assets	11,217	5,980

Total Current Assets	125,154	127,895

Property and equipment, net	5,075	4,585
Operating lease right-of-use assets	11,688	14,937
Derivative instruments	3,178	-
Goodwill	106,173	191,614
Intangible assets, net	10,296	44,212
Deferred tax asset	1	-
Other long-term assets	349	349

TOTAL ASSETS	$261,914	$383,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$81,537	$82,799
Customer deposits	7,292	28,815
Current portion of notes payable, net	6,628	7,910
Current portion of finance lease liabilities	112	65
Current portion of operating lease liabilities	3,726	3,874
Contingent note payable	-	198

Total Current Liabilities	99,295	123,661

Notes payable, net of current portion	90,816	48,559
Finance lease liabilities, net of current portion	225	121
Operating lease liabilities, net of current portion	9,013	12,493
Deferred tax liability, net	-	8,407

TOTAL LIABILITIES	199,349	193,241

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 105,227,876 and 106,387,332 shares issued and outstanding as of December 31, 2022 and 2021	11	11
Additional paid-in capital	222,827	224,648
Accumulated deficit	(160,273)	(34,308)

TOTAL STOCKHOLDERS’ EQUITY	62,565	190,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$261,914	$383,592

The accompanying notes are an integral part of these consolidated financial statements

POLISHED.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended
	December 31,
	2022	2021
		(As Restated)

Product sales, net	$534,474	$345,725
Cost of goods sold	444,957	275,922
Gross profit	89,517	69,803

Operating Expenses
Personnel	28,800	21,745
Advertising	25,461	11,961
Bank and credit card fees	18,776	13,599
Depreciation and amortization	11,456	6,557
Impairment of goodwill and intangible assets	109,140	-
Loss on abandonment of right-of-use asset	-	1,437
General and administrative	24,226	16,958

Total Operating Expenses	217,859	72,257

LOSS FROM OPERATIONS	(128,342)	(2,454)

Other Income (Expenses)
Interest income	518	95
Adjustment in value of contingency	(2)	(9)
Interest expense	(3,940)	(3,682)
Gain on change in fair value of derivative instruments	3,178	-
Loss on settlement of debt	(3,240)	(1,748)
Other income	(2,546)	318

Total Other Expenses	(6,032)	(5,026)

NET LOSS BEFORE INCOME TAXES	(134,374)	(7,480)

INCOME TAX (EXPENSE) BENEFIT	8,409	(102)

NET LOSS	$(125,965)	$(7,582)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(1.18)	$(0.12)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	106,436,719	64,528,299

The accompanying notes are an integral part of these consolidated financial statements

POLISHED.COM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2021	6,111,200	$1	$13,409	$(26,726)	$(13,316)

Issuance of warrants with debt	-	-	1,340	-	1,340
Issuance of common stock in the acquisition of Appliances Connection	5,895,973	1	12,263	-	12,264
Issuance of common stock and warrants in connection with a public offering	93,111,111	9	194,389	-	194,398
Issuance of common stock through equity incentive awards	216,800	-	555	-	555
Issuance of common stock in connection with exercise of warrants	1,052,248	-	2,368	-	2,368
Stock-based compensation	-	-	324	-	324
Net loss for the year ended December 31, 2021	-	-	-	(7,582)	(7,582)

Balance at December 31, 2021 (As Restated)	106,387,332	$11	$224,648	$(34,308)	$190,351

Issuance of common stock to directors	69,766	-	-	-	-
Purchase of and subsequent retirement of treasury stock	(1,229,222	-	(2,000)	-	(2,000)
Stock compensation expense	-	-	179	-	179
Net loss for the year-ended December 31, 2022	-	-	-	(125,965)	(125,965)
Balance at December 31, 2022	105,227,876	11	222,827	(160,273)	62,565

The accompanying notes are an integral part of these consolidated financial statements

POLISHED.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,
	2022	2021
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(125,965)	$(7,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and intangible assets	109,140	-
Gain on change in fair value of derivative	(3,178)	-
Depreciation and amortization	11,456	6,557
Amortization of debt discount	515	1,042
Stock-based compensation	179	879
Inventory reserve	946	418
Bad debt expense	415	767
Loss on settlement of debt	3,240	1,748
Loss on abandonment of right-of-use asset	-	1,437
Adjustment in value of contingency	2	9
Deferred tax benefit	(8,409)	(368)
Non-cash lease expense	3,249	1,639
Changes in operating assets and liabilities:
Receivables	(3,533)	(5,159)
Vendor deposits	(12,823)	(1,652)
Merchandise inventory	9,681	(26,580)
Prepaid expenses and other assets	(5,238)	(3,448)
Accounts payable and accrued expenses	(1,208)	24,385
Customer deposits	(21,523)	(10,855)
Operating lease liabilities	(3,627)	(1,565)
Net cash used in operating activities	(46,681)	(18,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,420)	(1,899)
Cash paid to sellers in acquisition of Appliances Connection, net of cash acquired	-	(201,515)
Cash paid to sellers in acquisition of Appliance Gallery	-	(1,420)
Net cash used in investing activities	(1,420)	(204,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public equity offering	-	194,398
Proceeds from exercise of warrants	-	2,368
Proceeds from notes payable	43,045	60,833
Repayments of notes payable	(5,927)	(10,528)
Repayments of convertible notes payable	(200)	-
Repayments of finance lease liabilities	(109)	(30)
Purchase of treasury stock	(2,000)	-
Net cash provided by financing activities	34,809	247,041

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(13,292)	23,879
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	33,791	9,912

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$20,499	$33,791

Cash, cash equivalents, and restricted cash consist of the following:
End of the year
Cash and cash equivalents	$19,549	$25,724
Restricted cash	950	8,067

	$20,499	$33,791

Cash, cash equivalents, and restricted cash consist of the following:
Beginning of the year
Cash and cash equivalents	$25,724	$935
Restricted cash	8,067	8,977

	$33,791	$9,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,161	$1,795
Cash paid for income taxes	$5,073	$2,483

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use assets and liabilities assumed	-	14,520
Financed purchases of property and equipment	308	-
Settlement of notes payable and interest in issuance of new note	55,851	-
Debt discount on notes payable from OID	1,104	2,310
Debt discount on notes payable from warrants	-	1,340
Stock issued in the acquisition of Appliances Connection	-	12,264
Due to seller (consideration) settled by vendor deposits	-	5,000
Net assets acquired in the acquisition of Appliances Connection	-	38,955
Net assets acquired in the acquisition of Appliance Gallery	-	252

The accompanying notes are an integral part of these consolidated financial statements

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Goedeker Inc. (“1847 Goedeker”) was formed under the laws of the State of Delaware on January 10, 2019 for the sole purpose of acquiring the business of Goedeker Television Co., a Missouri corporation (“Goedeker Television”) Prior to the acquisition, the Company did not have any operations other than operations relating to its incorporation and organization. On July 20, 2022, the 1847 Goedeker amended the Certificate of Incorporation changing its name to Polished.com Inc. (“Polished.com”).

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

Polished.com and its consolidated subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) operate a content-driven and technology-enabled shopping destination for appliances, furniture and home goods. With warehouse fulfillment centers in the Northeast and Midwest, as well as showrooms in Brooklyn, New York, and Largo, Florida, the Company offers one-stop shopping for national and global brands. The Company carries many household name-brands, including Bosch, I, Frigidaire Pro, Whirlpool, LG, and Samsung, and also carries many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Jenn-Air and Viking, among others. The Company also sells furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients.

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

At December 31, 2022, restricted cash includes $0.2 million to secure a vendor letter of credit and $0.75 million withheld by credit card processors as security for the Company’s customer refund claims and credit card chargebacks. The cash pledged to secure the letter of credit will be released when the vendor offers the Company credit terms, and the cash held by credit card processors will be released at the discretion of the credit card companies.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, the Company’s products, which generally occurs when the customer assumes the risk of loss. The risk of loss shifts to the customer at different times depending on the method of delivery. The Company delivers products to its customers in three possible ways. The first way is through a shipment of the products through a third-party carrier from the Company’s warehouse to the customer (a “Company Shipment”). The second way is through a shipment of the products through a third-party carrier from a warehouse other than the Company’s warehouse to the customer (a “Drop Shipment”) and the third way is where the Company itself delivers the products to the customer and often also installs the product (a “Local Delivery”). In the case of a Local Delivery, the Company loads the product on its own or contracted trucks and delivers and installs the product at the customer’s location. When a product is delivered through a Local Delivery, risk of loss passes to the customer at the time of installation and revenue is recognized upon installation at the customer’s location. In the case of a Company Shipment and a Drop Shipment, the delivery to the customer is made free on board, or FOB, shipping point (whether from the Company’s warehouse or a third party’s warehouse). Therefore, risk of loss and title transfers to the customer once the products are shipped (i.e., leaves the Company’s warehouse or a third-party’s warehouse). After shipment and prior to delivery, the customer is able to redirect the product to a different destination, which demonstrates the customer’s control over the product once shipped. Once the risk of loss has shifted to the customer, the Company has satisfied its performance obligation and the Company recognizes revenue.

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

Customer deposits ‒ Includes amounts collected from customers when an order is placed. The deposits are recognized as revenue when the order is shipped to the customer, or they are refunded by the Company in the event of an order cancellation. As of December 31, 2022, and 2021, customer deposits amounted to $7.3 million and $28.8 million, respectively.

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

Shipping and Handling ‒ The Company invoices its customers for shipping and handling charges associated with luxury appliance sales and premium services like “white glove” delivery. For standard delivery, also known as “curb” delivery, the cost of shipping and handling is already included in the quoted price provided to the customer. Irrespective of the delivery option chosen by the customer, the cost of shipping and handling is included in cost of sales.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Advertising ‒ Costs for advertising are expensed as incurred and include direct response performance marketing costs, such as paid search advertising, social media advertising, and search engine optimization. For the years ended December 31, 2022 and 2021, advertising expenses amounted to $25.5 million and $12.0 million, respectively.

Receivables

Receivables consists of customer’s balance payments for which the Company extends credit to certain homebuilders and designers based on prior business relationships, and vendor rebate receivables. Vendor rebate receivables represent amounts due from manufacturers from whom the Company purchases products. Rebate receivables are stated at the amount that management expects to collect from manufacturers (vendors). Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on the Company’s assessment of the credit history with its manufacturers, it has concluded that there should be no allowance for uncollectible accounts for vendor rebates.

The Company maintains an allowance for doubtful accounts, which is established based on estimated losses expected to be incurred in the collection of accounts receivable. As of December 31, 2022 and 2021, the balance of the allowance was $1.5 million and $1.0 million, respectively. The Company had no significant concentrations of receivables balances as of December 31, 2022, and 2021.

Merchandise Inventory

Inventory consists of finished products acquired for resale and is stated at the lower of cost (on an average cost basis) or net realizable value. The Company conducts regular evaluations of the inventory value and performs write-downs based on its estimates of market conditions. As of December 31, 2022 and 2021, the Company determined that an obsolescence allowance of $1.8 million and $0.8 million, respectively, was necessary.

Property and Equipment

Property and equipment are stated at their historical cost. Maintenance and repair expenses of property and equipment are expensed in operations as incurred. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Useful Life (Years)

Equipment	5
Warehouse equipment	2-7
Furniture and fixtures	1-3
Transportation equipment	1-5
Leasehold improvements	2-5
Showroom inventory	5

Intangible Assets

The Company’s definite-lived intangible assets primarily consisted of marketing-related and customer relationships which are being amortized over their estimated useful lives, or 5 years.

The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. The Company has no intangibles with indefinite lives.

Goodwill

Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of the Company’s goodwill was recognized in the purchase price allocations when the Company was acquired in 2019 and when ACI was acquired in June 2021. Goodwill is not subject to amortization; instead, it is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as a single reporting unit.

When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference.

The Company conducts its annual goodwill impairment test on December 31 or whenever an indicator of impairment exists. As a result of the quantitative impairment assessment, the carrying value of the single reporting unit exceeded its fair value, and the Company recorded $85.4 million of non-cash goodwill impairment charge during the year ended December 31, 2022. At December 31, 2021, there was no impairment of goodwill.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets such property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.

During the fourth quarter of 2022, the Company recognized an impairment charge of $23.7 million related to our marketing-related and customer relationships intangible assets, which is primarily composed of intangible assets recognized in the acquisition of ACI. During 2021, we identified changes in events and circumstances relating to a certain ROU operating lease asset, that was abandoned as a result of the Company closing its warehouse and retail showroom in anticipation of relocating to a new facility that was acquired in the acquisition of ACI. Consequently, the lease facility was abandoned and we recorded an impairment loss during the year ended December 31, 2021 of $1.4 million.

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

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to long-lived assets and goodwill, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets.

Derivative Instruments – Interest Rate Swaps

The Company uses interest rate swap agreements to manage interest rate exposures. The Company recognizes interest rate swap agreements as either a derivative asset or liability on the balance sheet at fair value.

The fair value of an interest rate swap agreement is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivative, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value of interest rate swap agreements is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value Measurement at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Derivative instruments
Interest rate swap	$-	$3,178	$-	$3,178

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

Sales Tax Liability

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. The Company accrued sales taxes in the states with sales tax. The Company accrued the liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. As of December 31, 2022 and 2021, the accrued amount for this liability, along with related interest expense, was $19.3 million and $18.5 million, respectively.

Between August 2022 and November 2022, the Company experienced delays in filing sales tax returns. The Company is in the process of paying these taxes to become current with all sales tax filings. In connection with the late filings, the Company has accrued penalties and interest that may be due upon payment of past-due taxes.

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

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

Impact of COVID-19

In 2022, we experienced only minor impact to our operations, primarily due to staffing challenges brought on by COVID-19. We continue to monitor the current COVID-19 situation in each market in which we operate and will react accordingly. In May 2023, the US Government declared an end to the pandemic.

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

As of December 31, 2022, we had cash and cash equivalents of $19.5 million, restricted cash of $1.0 million, and vendor deposits of $25.0 million, and total working capital of $25.9 million. For the year ended December 31, 2022, the Company incurred an operating loss of $134.4 million, and cash flows used in operations of $46.7 million. The operating loss for 2022 included $11.5 million in non-cash charges for depreciation and amortization, as well as an impairment charge of $109.1 million.

The Company performed an assessment to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year after the filing date of this report, when the accompanying financial statements are being issued. Initially, this assessment did not consider the potential mitigating effect of management’s plans that had not been fully implemented.

The Company considered several conditions and events including (1) financial results and operations, (2) the investigation of certain allegations made by certain former employees related to the Company’s business operations, (3) technical non-compliance with certain loan covenants of our term loan with Bank of America, based in part due to our failure to timely deliver financial statements, and (4) the Company not being in compliance with the continued listing standards of NYSE American LLC (the “Exchange”) since the Company failed to timely file certain required filings, which if not successfully remediated could lead to the potential delisting of the Company from the Exchange

Based on the circumstances discussed above in the initial assessment, substantial doubt exists regarding our ability to continue as a going concern. Management then assessed the mitigating effect of its plans to determine if it is probable that the plans (1) would be effectively implemented within one year after the filing date of this report, when the accompanying financial statements are being issued and (2) when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

As discussed below, the Company has implemented plans which encompass short-term cash preservation initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its fiscal year 2022 financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company has either taken or intends to take, the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to continue as a going concern:

●	As described in Note 19, the Company entered into a loan amendment of their term loan and revolver loan agreement with Bank of America, in which Bank of America waived specific technical defaults and re-established a revolver loan commitment balance of $10 million.

●	We are taking concrete steps to improve efficiency and profitability through headcount reductions and consolidation of operations including the imminent consolidation of two existing New Jersey warehouses into one new warehouse.

●	We hired an internationally recognized firm of digital advertising consultants to help us improve our return on advertising spend, which we believe when completed will result in more sales per dollar of advertising expense.

●	We are implementing new financing initiatives for our customers, including a new store-branded credit card and a leasing alternative for customers who do not qualify for conventional credit, and we have added a new payment processor which will provide additional liquidity compared to our incumbent processor.

●	We have changed our sales focus to emphasizing the sale of high-margin luxury products, as opposed to mass-market appliances, began becoming dealers for higher-margin small appliances and promoting them on our website, and have begun actively negotiating improved terms with several of our largest appliance vendors.

Management has prepared estimates of operations for fiscal years 2023 and 2024 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of these consolidated financial statements in the Company’s 10-K. The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of these consolidated financial statements, indicate improved operations and the Company’s ability to continue operations as a going concern.

Recent Accounting Pronouncements

Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts In An Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022. The Company’s adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables made to borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The ASU is effective January 1, 2023, and is required to be applied prospectively, except for the recognition and measurement of TDRs which can be applied on a modified retrospective basis. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our consolidated financial statements.

The Company currently believes that all other issued and not yet effective accounting standards are not relevant to the Company’s consolidated financial statements.

Restatement

The Company restated its previously issued financial statements as of and for the year ended December 31, 2021, to reflect the following adjustments:

Consolidated Statement of Operations

1.

Reduction in revenue of $16.6 million, which comprised the following: (1) an increase in the allowance for sales returns of $7.4 million, (2) revenue of $8.1 million that should be recognized in 2022, and (3) sales tax collections of $1.1 million improperly recognized as revenue.

2.	Net reduction in cost of goods of $6.7 million, which comprised of the following: (1) reduction in product cost of sales due to an increase in the allowance for sales returns of $4.0 million, (2) reduction in product cost of sales of $6.0 million relating to revenue cutoff that should be recognized in 2022, and (3) an offsetting increase in cost of goods sold from an over accrual of vendor rebates ($0.4 million), under accrual of vendor purchases ($1.5 million), and an error in inventory cutoff ($1.4 million).

3.	Increase in general and administrative expenses of $0.9 million, resulting from an increase in bad debt expense of $0.6 million in accordance with the Company’s policy for allowance for doubtful accounts, and an over accrual of sales tax receivable of $0.3 million.

4.	As a result of the changes above, income tax changed from a tax benefit of $4.4 million to a tax expense of $0.1 million.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Consolidated Balance Sheet

5.	Net increase in current assets of $6.6 million, which comprised the following: (1) increase in inventory of $7.7 million, resulting from the reduction in cost of goods sold attributable to the allowance for sales returns, revenue cutoff, and inventory cutoff, offset by a reduction in showroom inventory of $1.0 million that was reclassified as property and equipment, (2) reduction in receivables of $1.1 million, resulting from an increase to the allowance for doubtful accounts of $0.6 million, and an over accrual of vendor rebates (as detailed in Nos. 1-4 above).

6.	Net increase in current liabilities of $18.3 million, which comprised the following: (1) increase in accounts payable of $10.3 million, as a result of the increase in the allowance for sales returns, and an under accrual of sales tax refund receivable (netted with the sales tax liability), and (2) increase in customer deposits related to revenue cutoff (as detailed in Nos. 1-4 above).

7.	Increase in long-term liabilities of $4.5 million, relating to an increase to the deferred tax liability as a result of the changes described above.

POLISHED.COM INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021

(in thousands)

	As Originally
	Reported		Adjustments	As Restated
Current assets	$121,318	(5)	$6,577	$127,895
Property and equipment	3,554	(5)	1,031	4,585
Total assets	$375,984		$7,608	$383,592

Current liabilities	$105,341	(6)	18,320	$123,661
Deferred tax liability	3,867	(7)	4,540	8,407
Total liabilities	170,381		22,860	193,241
Accumulated deficit	(19,056)		(15,252)	(34,308)
Total liabilities and stockholders’ equity	$375,984		$7,608	$383,592

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2021

(in thousands)

	As Originally
	Reported		Adjustments	As Restated
Product sales, net	$362,314	(1)	$(16,589)	$345,725
Cost of goods sold	282,655	(2)	(6,733)	275,922
Operating expense	71,339	(3)	918	72,257
Income taxes	4,376	(4)	(4,478)	(102)
Net income (loss)	$7,670		$(15,252)	$(7,582)

Net income (loss) per common share
BASIC	$0.12			$(0.12)
DILUTED	$0.10			$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	64,528,299			64,528,299
DILUTED	76,460,460			64,528,299

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021

(in thousands)

			Additional
	Common Stock		Paid-Inc	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021 as originally filed	106,387,322	$11	$224,648	$(19,056)	$205,603
Adjustments to results of operations for the year ended December 31, 2021	-	-	-	(15,252)	(15,252)
Balance at December 31, 2021 as restated	106,387,322	$11	$224,648	$(34,308)	$190,351

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021

(in thousands)

	As Originally			As
	Reported		Adjustments	Restated
Cash Flows from Operating Activities
Net income (loss)	$7,670		$(15,252)	$(7,582)
Receivables	(5,603)	(1-4)	444	(5,159)
Inventory	(18,459)	(5)	(8,121)	(26,580)
Accounts payable and accrued expenses	14,178	(5)	10,207	24,385
Customer deposits	(18,968)	(6)	8,113	(10,855)
Deferred tax expense (benefit)	(4,908)	(6)	4,540	(368)
Miscellaneous other accounts	1,116	(7)	69	1,185

Net cash used in operating activities	(18,328)		-	(18,328)

Net cash used in investing activities	(204,834)		-	(204,834)

Net cash provided by financing activities	247,041		-	247,041

Net change in cash and restricted cash	23,879		-	23,879
Cash and restricted cash at beginning of year	9,912		-	9,912

Cash and restricted cash at end of year	$33,791		$-	$33,791

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 3—REVENUES

Disaggregated Revenue ‒ The Company disaggregates revenue from contracts with customers by product type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by product type is as follows (in thousands):

	For the Years Ended
	December 31,	December 31,
	2022	2021

Appliance sales	$500,506	$313,456
Furniture and other sales	33,878	32,269

Total	$534,474	$345,725

NOTE 4—RECEIVABLES

Receivables at December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021

Trade accounts receivable	$13,691	$10,693
Vendor rebates receivable	8,514	11,189
Other receivables	5,951	2,660

Total receivables	28,156	24,542
Less allowance for doubtful accounts	(1,506)	(1,011)

Total receivables, net	$26,650	$23,531

NOTE 5—VENDOR DEPOSITS

Deposits with vendors represent cash on deposit with one vendor arising from accumulated rebates paid by the vendor. The deposits are used by the vendor to seek to secure the Company’s purchases. The deposit can be withdrawn at any time up to the amount of the Company’s credit line with the vendor. Alternatively, the Company could secure their credit line with a floor plan line from a lender and withdraw all its deposits. The Company has elected to leave the deposits with the vendor on which it earns interest income and serves as collateral for the Company’s accounts payable with the vendor (see Note 14).

Vendor deposits as of December 31, 2022 and 2021, were $25.0 million and $12.2 million, respectively.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 6—MERCHANDISE INVENTORY

Merchandise inventory at December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021

Appliances	$39,702	$49,631
Furniture and other	3,853	3,605

Total merchandise inventory	43,555	53,236
Less reserve for obsolescence	(1,789)	(843)

Total merchandise inventory, net	$41,766	$52,393

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021

Warehouse equipment	$291	290
Financed warehouse equipment	515	256
Office furniture and equipment	324	226
Transportation equipment	1,466	1,417
Leasehold improvements	3,131	1,814
Showroom inventory	1,037	1,032
Total property and equipment	6,764	5,035
Less: accumulated depreciation	(1,689)	(450)

Property and equipment, net	$5,075	$4,585

Depreciation expense for the years ended December 31, 2022 and 2021 was $1.2 million and $0.4 million, respectively.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 8—INTANGIBLE ASSETS AND GOODWILL

Intangible assets at December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021

Customer relationships	$3,461	$24,148
Marketing-related	6,835	26,935

Total intangible assets	10,296	51,083
Less: accumulated amortization	-	(6,871)

Intangible assets, net	$10,296	$44,212

In connection with the acquisition of Goedeker Television, the Company identified intangible assets of $2.1 million, representing marketing-related and customer relationships. For the Appliances Connection acquisition, the Company identified intangible assets of $49.0 million, representing marketing-related and customer relationships. During the year-ended December 31, 2022, the Company recognized an impairment charge of $23.7 million related to our marketing-related and customer relationships intangible assets.

These assets are being amortized on a straight-line basis over their average estimated remaining useful life of 41 months. Amortization expense for the years ended December 31, 2022 and 2021 was $10.2 million and $6.1 million, respectively.

Following is the estimated amortization expense for the customer relationship and marketing-related intangible assets for the next five years as of December 31, 2021 (in thousands):

Year Ending December 31,	Amount

2023	$3,013
2024	3,013
2025	3,013
2026	1,257

Total	$10,296

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, are as follows (in thousands):

Balance January 1, 2021	$4,726

Goodwill from acquisition of Appliances Connection	185,720
Goodwill from acquisition of Appliances Gallery	1,168

Balance at December 31, 2021	$191,614
Impairment charge for the year-ended December 31, 2022	(85,441)
Balance December 31, 2022	$106,173

At December 31, 2022, the Company recognized an impairment charge of $85.4 million to goodwill. At December 31, 2021, there was no impairment of goodwill.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021

Trade accounts payable	$34,345	$42,659
Accrued sales tax	36,196	24,980
Accrued payroll liabilities	680	984
Accrued interest	37	794
Accrued liability for sales returns	3,916	7,624
Accrued income taxes	-	274
Credit cards payable	32	1,004
Accrued insurance	1,180	955
Accrued severance	-	496
Other accrued liabilities	5,151	3,029

Total accounts payable and accrued expenses	$81,537	$82,799

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

AC is one of the leading e-commerce retailers of household appliances and carries many household name brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and also carries many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Wolf, Jenn-Air, Viking among others. The completion of the AC acquisition accelerates the Company’s long-term vision that changes the way Americans shop for appliances.

The aggregate purchase price was $224.7 million, consisting of (i) $180.0 million in cash, (ii) 5,895,973 shares of the Company’s common stock valued at $12.3 million, and (iii) $32.4 million as a result of the post-closing net working capital adjustment provision. The Company recorded $0.9 million in acquisition-related expenses.

The Company accounted for the AC Acquisition using the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. In accordance with ASC 805, the Company assigned fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

The purchase price was allocated as follows (in thousands):

Purchase consideration at fair value:

Cash consideration	$180,000
Common stock	12,264
Working capital adjustment	32,411

Total consideration	$224,675

Assets acquired and liabilities assumed at fair value:

Cash	$5,897
Receivables	17,141
Vendor deposits	15,000
Merchandise inventory	21,634
Prepaid expenses and other current assets	2,194
Property and equipment	1,891
Right-of-use operating lease assets	1,834
Customer relationships	23,399
Tradenames	25,567
Goodwill	185,720
Accounts payable and accrued expenses	(45,715)
Customer deposits	(17,536)
Notes payable	(1,527)
Finance lease liabilities	(215)
Right-of-use operating lease liabilities	(1,834)
Net deferred tax liabilities	(8,775)

Net assets acquired	$224,675

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

The adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed. The adjustments made to the initial allocation did not result in material changes to the amortization expense recorded in the previous quarters.

We are amortizing the customer relationship and tradename intangible assets acquired over 5 years. The goodwill consists largely of the synergies expected from combining operations and is not deductible for tax purposes.

From the date of acquisition until December 31, 2021, Appliances Connection contributed net sales of $297.9 million and net income from continuing operations of $14.9 million, which are included in our consolidated statements of operations.

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

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Pro Forma Information

The following unaudited pro forma results presented below (in thousands) include the effects of the AC and AG Acquisitions as if they had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions.

December 31,
2021

Net sales	$525,152
Net income	$12,658
Earnings per share:
Basic and diluted	$0.20

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 11—NOTES PAYABLE

Arvest Loan

On August 25, 2020, the Company entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3.5 million. On May 10, 2021, the Company repaid this loan.

Credit Facilities

M&T Credit Agreement

On June 2, 2021, the Company entered into a credit and guaranty agreement (the “M&T Credit Agreement”) with the financial institutions party thereto from time to time (“M&T Lenders”), and Manufacturers and Traders Trust Company, as sole lead arranger, sole book runner, administrative agent and collateral agent (“M&T”), pursuant to which the M&T Lenders agreed to make available to the Company and ACI senior secured credit facilities in the aggregate initial amount of $70.0 million, including (i) a $60.0 million term loan (the “M&T Term Loan”) and (ii) a $10.0 million revolving credit facility (the “M&T Revolving Loan”). The M&T Loans bear interest on the unpaid principal amount at a rate determined by the Base Rate (as defined in the Credit Agreement), then at the Base Rate plus the Applicable Margin. Each of the M&T Loans were set to mature on June 2, 2026.

On June 2, 2021, the Company borrowed the entire amount of the Term Loan and issued term loan notes to the M&T Lenders in the aggregate principal amount of $60.0 million. As of December 31, 2021, the carrying value of the M&T Term Loan was $55.2 million, comprised of principal of $58.5 million, net of unamortized loan costs of $3.3 million. Loan costs before amortization included $3.5 million of lender and placement agent fees and $0.3 million of legal other fees. The Company did not borrow any amounts under the M&T Revolving Loan.

On May 9, 2022, the Company repaid the M&T Term Loan, through the proceeds of a new loan issuance. As a result, the obligations under the M&T Credit Agreement were terminated.

Bank of America Credit Agreement

On May 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with the lenders identified therein (the “Lenders”) and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer (the “Agent”), pursuant to which the Lenders agreed to make available to the Borrowers senior secured credit facilities in the aggregate initial amount of $140.0 million, including (i) a $100.0 million term loan (the “Term Loan”) and (ii) a $40.0 million revolving credit facility (the “Revolving Loan”), which revolving credit facility included a $2.00 million swingline sublimit (the “Swing Line Loan” and together with the Term Loan and the Revolving Loan, the “Loans”) and, separately, a $10.0 million letter of credit commitment, in each case, on the terms and conditions contained in the Credit Agreement.

On May 9, 2022, the Company borrowed the entire amount of the Term Loan in the aggregate principal amount of $100.0 million. A portion of the proceeds of the Term Loan were to repay and terminate the M&T Credit Agreement. Commencing on September 30, 2022, through and including June 30, 2023, the Borrowers repaid the principal amount of the Term Loan in quarterly installments of $1,250,000 each, payable on the last business day of each March, June, September and December.

As of December 31, 2022, the carrying value of the Term Loan was $96.5 million, comprised of principal of $97.5 million, net of unamortized loan costs of $1.0 million. Loan costs before amortization included $1.1 million of lender and other fees.

As a result of our technical non-compliance with specified loan covenants for both the Bank of America Term Loan and Revolving loan, based in part due to our failure to timely deliver financial statements, Bank of America froze the $40.0 million Revolving Loan before any borrowings had been made against the facility.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

Subsequent to year-end, on July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “Amendment”), in part, to waive events of defaults on its existing credit agreement. The Amendment requires the Company to pay the existing Term Facility and Revolving Facility by August 31, 2024 (the “Maturity Date”). The Revolving Loan decreased to $10,000,000 from and after July 25, 2023. The Letter of Credit commitments decreased to $2,000,000 and the Swing Line Loan was eliminated. The amendment also establishes a new EBITDA covenant and requires the Company to maintain minimum liquidity of $8 million including restricted cash and $5 million excluding restricted cash. Liquidity as defined in the Amendment includes Cash and certain qualifying customer and credit card accounts receivable.

The Term Loan and Revolving Loan will bear interest on the unpaid principal amount thereof as follows: (i) if it is a loan bearing interest at a rate determined by the Base Rate, then at the Base Rate plus the Applicable Rate for such loan and (ii) if it is a loan bearing interest at a rate determined by Term SOFR, then at Term SOFR plus the Applicable Rate for such loan. The Company may elect to continue or convert the existing interest rate benchmark for the Term Loan from Term SOFR to Base Rate, and may elect the interest rate benchmark for future revolving loans as either Term SOFR or Base Rate (and, with respect to any loan made using Term SOFR, may also select the interest period applicable to any such loan), by notifying the Agent and the Lenders from time to time in accordance with the provisions of the Amendment and Credit Agreement. The Applicable Rate increased from a high of 1.95% and 0.95%, respectively, for Term SOFR and Base Rate in the Credit Agreement to 4.00% for each of Term SOFR and Base Rate as a result of the Amendment. Interest is payable in arrears on each Interest Payment Date (as defined in the Credit Agreement). Notwithstanding the foregoing, following an event of default, the loans under the Credit Facilities will bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable loan.

Commencing on September 30, 2023, through and including June 30, 2024, the Borrowers must repay the principal amount of the Term Loan in quarterly installments of $1,875,000 each, payable on the last business day of each March, June, September and December. Revolving Loans may be repaid and reborrowed at any time until the Maturity Date, subject to the terms and conditions set forth in the Credit Agreement. Mandatory prepayments of Revolving Loans are required if the amount borrowed at any time exceeds the commitment amount. The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of loss or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement. The Loans may from time to time be further evidenced by separate promissory notes issued by the Borrowers.

As a result of the reduced term, the Company has begun discussions with investment bankers to place financing to replace the existing credit agreement by August 31, 2024.

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

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

10% OID Senior Promissory Notes

On March 19, 2021, the Company entered into a securities purchase agreement with two institutional investors, pursuant to which the Company issued to each investor (i) a 10% OID senior secured promissory note in the principal amount of $2.8 million and (ii) a four-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $12.00 (subject to adjustments), which may be exercised on a cashless basis, for a purchase price of $2.5 million each, or $5.0 million in the aggregate, the relative fair value of which is $1.3 million and was recorded as debt discount. After deducting a placement fee and other expenses, the Company received net proceeds of $4.6 million. The original issue discount and warrant expense were amortized as interest expense. On June 2, 2021, the Company repaid these notes from the proceeds of the Term Loan. At the time of repayment, the Company wrote off the balance of the debt discount of $1.7 million, as a loss on early settlement of debt.

Vehicle Loans

The Company has financed purchases of transportation vehicles with notes payable, which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.8% to 5.7%. As of December 31, 2022, the outstanding balance of these vehicle loans is $0.9 million.

Future minimum principal payments on our total notes payable as of December 31, 2022, are as follows (in thousands):

Year Ending December 31,	Amount

2023	$6,628
2024	91,576
2025	182
2026	9
2027	8

Total future minimum payments	98,403
Less: debt discount	(959)
Total	97,444

Total current portion of notes payable, net	$6,628
Total notes payable, net of current portion	$90,816

NOTE 12— LEASES

Operating Leases

On April 5, 2019, the Company entered into a lease agreement with S.H.J., L.L.C for its prior principal office in Ballwin, Missouri. The lease is for a term of five years and provides for a base rent of $45,000 per month. In addition, the Company is responsible for all taxes and insurance premiums during the lease term. The lease agreement contains customary events of default, representations, warranties, and covenants. In June 2021, the Company abandoned the building leased from S.H.J., L.L.C. In connection with the abandonment of this Right of Use asset, the Company recognized an abandonment loss of $1.4 million. The Company remains obligated on the lease until April 4, 2024.

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

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

On June 2, 2021, Joe’s Appliances entered into a new lease agreement with 7812 5th Ave Realty LLC, a related party, for the premises located at 7812 5th Avenue, Brooklyn, NY. The lease is for a term of ten years and provides for a base rent of $6,365 per month during the first year with annual increases to $8,305 during the last year of the term. Joe’s Appliances is also responsible for all property taxes, insurance costs and the utilities used on the premises. The lease contains customary events of default. This lease replaces the prior lease entered into between the parties on September 1, 2018. The initial ROU asset and liability associated with this lease is $0.7 million.

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

On September 9, 2021, the Company entered into a warehouse agreement for a new warehouse in Somerset, NJ. The warehouse agreement is for a term of 26 months commencing on October 1, 2021 and ending November 29, 2023, unless the master lease for the premises is terminated earlier. The monthly storage fee is $136,274 for the first year, $140,362 for the second year, and $144,573 for the last two months. The Company also paid a security deposit of $272,549. The lease agreement contains customary events of default, representations, warranties, and covenants. The initial ROU and liability associated with this operating lease is $3.4 million.

The following was included in our consolidated balance sheet as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021

Operating lease right-of-use assets	$11,688	$14,937

Lease liabilities, current portion	3,726	3,628
Lease liabilities, long-term	9,013	12,739

Total operating lease liabilities	$12,739	$16,367

Weighted-average remaining lease term (months)	73	77

Weighted average discount rate	3.9%	4.0%

Operating lease expense was $3.8 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

As of December 31, 2022, maturities of operating lease liabilities were as follows, in thousands:

Year Ending December 31,	Amount

2023	$4,175
2024	1,808
2025	1,489
2026	1,531
2027	1,284
Thereafter	4,159
Total	14,446
Less: imputed interest	(1,707)

Total operating lease liabilities	$12,739

Finance Leases

The Company has three finance leases, acquired in the acquisition of Appliances Connection. At December 31, 2022, the total amount due on these leases was $0.34 million.

Future minimum principal payments on our finance leases payable as of December 31, 2022, are as follows (in thousands):

Year Ending December 31,	Amount

2023	$125
2024	109
2025	107
2026	21
Total future minimum payments	362
Less: debt discount	(25)
Total	337

Total current portion of finance leases, net	$112
Total finance leases, net of current portion	$225

NOTE 13—SUPPLIER CONCENTRATION

For the years ended December 31, 2022 and 2021, the Company purchased a substantial portion of finished goods from one vendor (DMI – see Note 14), representing 69% and 72%, respectively.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 14—RELATED PARTIES

Management Services Agreement

On April 5, 2019, the Company entered into a management services agreement with 1847 Partners LLC (the “Manager”), a company owned and controlled by Ellery W. Roberts, the Company’s executive chairman and prior significant stockholder, which was amended effective on August 4, 2020. Pursuant to the offsetting management services agreement, as amended, the Company appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500; provided, however, that under certain circumstances specified in the management services agreement, the quarterly fee may be reduced if similar fees payable to the Manager by subsidiaries of the Company’s former parent company, 1847 Holdings LLC, exceed a threshold amount.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

The Company expensed management fees of $0.3 million for each of the years ended December 31, 2022 and 2021 respectively.

DMI

The Company is a member of DMI, an appliance purchasing cooperative. DMI purchases consumer electronics and appliances at wholesale prices from various vendors, and then makes such products available to its members, including the Company, who sell such products to end consumers. DMI’s purchasing group arrangement provides its members, including the Company, with leverage and purchasing power with appliance vendors, and increases the Company’s ability to compete with competitors, including big box appliance and electronics retailers. The Company owns an approximate 1.6% interest in DMI. Additionally, Albert Fouerti, the Company’s former Chief Executive Officer, director, and a former significant stockholder of Appliances Connection prior to the AC Acquisition, was on the board of DMI until November 2022. As such, DMI is deemed to be a related party for 2022 and 2021.

During the years ended December 31, 2022 and 2021, total purchases from DMI, net of holdbacks, were $255.9 million and $177.8 million, respectively. At December 31, 2022, deposits at DMI totaled $25.0 million and the vendor rebate due from DMI were $5.8 million. At December 31, 2021, vendor rebate deposits, net, due from DMI were $12.2 million and vendor rebates receivable were $5.8 million.

Lease Agreements

As described above, 1 Stop and Joe’s Appliances entered into lease agreements with 1870 Bath Ave. LLC and 7812 5th Ave Realty LLC. These entities are owned by Albert Fouerti and Elie Fouerti (the Company’s former Chief Executive and Chief Operating Officers and significant stockholders of the Company). The total rent paid to these two entities in 2022 was $1.0 million and $0.6 million for the period from June 2, 2021 to December 31, 2021. In addition, YF Logistics has entered into a sublease agreement with DMI. The total rent expense under this related party lease was $0.7 million for the year-ended December 31, 2022 and $0.4 million for the period June 2, 2021 to December 31, 2021.

On March 15, 2022, the Company entered into a lease for additional office space with 8780 19th Ave LLC (“Landlord”), an entity owned by Albert and Elie Fouerti.  The Company contends that the lease required the Landlord do certain work at Landlord’s expense to improve the building at a cost of approximately $1.2 million.  Landlord has refused to pay for this work, contending that this expense was the Company’s responsibility.  In addition, the total remaining amount due on the lease at December 31, 2022 is also approximately $1.2 million.  Landlord contends that the Company is in default of the lease for failing to pay rent.  The Company disagrees that its rent obligations have been triggered and further contends that Landlord has violated the lease by failing to pay for the work.  The Company and the Landlord remain in dispute over these issues.

NOTE 15—STOCKHOLDERS’ EQUITY

As of December 31, 2022 and 2021, the Company was authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. To date, the Company has not designated or issued any shares of preferred stock.

On December 17, 2021, the Company approved a new share repurchase program under which the Company may repurchase up to $25.0 million of its outstanding shares of common stock in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company’s decision to repurchase its shares, as well as the timing of such repurchases, will depend on a variety of factors that include ongoing assessments of the Company’s capital needs, obtaining requisite senior lender consent, market conditions and the price of the Company’s common stock, and other corporate considerations, as determined by management. During 2022, the Company purchased 1,229,222 shares of common stock for a total purchase price of $2,000,000. Effective December 31, 2022, the board authorized that the shares purchased be retired.

Common Stock

As of December 31, 2022 and 2021, the Company had 105,227,876 and 106,387,332 shares of common stock issued and outstanding, respectively. Each share entitles the holder thereof to one vote per share on all matters coming before the stockholders of the Company for a vote.

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

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

On June 3, 2021, the Company granted restricted stock awards under the 1847 Goedeker Inc. 2020 Equity Incentive Plan described below to certain directors, officers, and management of the Company for an aggregate of 216,800 shares of common stock valued at $0.6 million. All restricted stock awards vested immediately.

On March 29, 2022, the Company granted 69,766 shares to two new directors valued at $0.07 million. All restricted stock awards vest immediately.

In July 2022, the Company purchased 1,229,222 shares of its common stock in accordance with a board approved stock repurchase program. The total cost of the acquired shares was $2,000,000 or an average cost of $1.63 per share. Effective December 31, 2022 the board retired all the purchased shares.

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

As of December 31, 2022, 11,000,000 shares remain issuable under the 2020 EIP.

Stock Options

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

Below is a table summarizing the changes in stock options outstanding during the years ended December 31, 2022 and 2021:

		Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2020	555,000	$9.00

Granted	150,000	3.10
Exercised	-	-
Forfeited	(482,039)	9.00

Outstanding at December 31, 2021	222,961	$5.03

Granted	-	-
Exercised	-	-
Forfeited	(185,461)	5.42

Outstanding at December 31, 2022	37,500	$3.10

Exercisable at December 31, 2022	37,500	$3.10

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

During the year end December 31, 2022, 72,960 stock options forfeited as a result of employee terminations.

Stock-based compensation expense related to stock options of $0.2 and $0.3 million was recorded during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the remaining unrecognized compensation cost related to non-vested stock options is $0.2 million and is expected to be recognized over 2.6 years. The outstanding stock options have a weighted average remaining contractual life of 8.6 years and a total intrinsic value of nil.

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

Below is a table summarizing the changes in warrants outstanding during the years ended December 31, 2022 and 2021:

		Weighted- Average
	Warrants	Exercise Price

Outstanding at December 31, 2020	55,560	$11.25

Granted	93,511,111	2.29
Exercised	(1,052,248)	(2.25)
Forfeited	-	-

Outstanding at December 31, 2021	92,514,423	$2.30

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2022	92,514,423	$2.30

Exercisable at December 31, 2022	92,514,423	$2.30

As of December 31, 2022, the outstanding warrants have a weighted average remaining contractual life of 3.4 years and a total intrinsic value of nil.

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 16—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic loss per common share for the following periods consisted of the following (in thousands, except per share amounts):

	December 31,	December 31,
	2022	2021
Basic Loss Per Share

Net loss	$(125,965)	$(7,582)
Weighted average common shares outstanding	106,436,719	64,528,299

Basic loss per share	$(1.18)	$(0.12)

Diluted Loss Per Share

Weighted average common shares outstanding	106,436,719	64,528,299
Effect of dilutive stock options and warrants	-	-

Total potential shares outstanding	106,436,719	64,528,299

Diluted loss per share	$(1.18)	$(0.12)

For the year ended December 31, 2022 and 2021, there were 92,737,384 potential common share equivalents from warrants and options excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

NOTE 17—INCOME TAXES

As of December 31, 2022 and 2021, the Company had net operating loss carry forwards of approximately $6.3 million and $21.0 million, respectively, that may be available to reduce future years’ taxable income indefinitely. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. For the year ending December 2021, the company reflects a deferred tax liability in the amount of 8.4M due to the future tax liability from an asset with an indefinite life known as a “naked credit.” The future tax liability from this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets. The impairment of the value indefinite lived assets in the year ending December 31, 2022 reduced the future expected tax liability sufficiently that no naked credit exists because the future tax liability is determined to be less than 80% of future net operating losses.

The components of the provision for income taxes for the years ended December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021

Current federal and state	$-	$468
Valuation allowance	3,960	1,201
Deferred federal and state	(12,369)	(1,567)

Total provision (benefit) for income taxes	$(8,409)	$102

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

The difference between the income tax expense (benefit) reported and amounts computed by applying the statutory federal rate of 21.0% to pretax income (loss) for the years ended December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021

Federal tax	$(28,219)	$(1,571)
State tax, net of federal benefit	(3,185)	(177)
Other state tax adjustments	-	34
Permanent items	504	(1)
Goodwill impairment	18,531
Acquisition costs		202
Change in state tax rates		436

Valuation allowance	3,960	1.179

Total income tax provision (benefit)	$(8,409)	$102

Effective tax rate	(6.3)%	(1.4)%

Deferred income tax assets and liabilities at December 31, 2022 and 2021, consisted of the following temporary differences and carry-forward items (in thousands):

	December 31,	December 31,
	2022	2021

Inventory	418	$197
Receivables	352	236
Accrued expenses	79	1,929
Interest limitations	1,170	370
Reserves	5,443	4,312
Other	169	169
Derivative	(743)
Lease liabilities	2,977	3,825
Loss carryforward	4,853	1,429
Valuation allowance	(10,957)	(6,998)

Total deferred tax asset	3,761	$5,469

Fixed assets	(123)	(246)
Right-of-use assets	(2,732)	(3,490)
Intangibles	(906)	(10,140)

Total deferred tax liability	$(3,761)	$(13,876)

Total deferred tax liability, net	$-	$(8,407)

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

The Company accrues interest and penalties related to unrecognized tax benefits. The Company does not believe it has any unrecognized tax benefits for December 31, 2022 and 2021 that would have a material impact on the financial statements. The Company’s income tax returns are open to examination by the Internal Revenue Service and various State jurisdictions.

	December 31,	December 31,
	2022	2021

Net deferred tax liability	$1	$(8,407)
Valuation allowance	$-	$-

NOTE 18—DERIVATIVE INSTRUMENTS (INTEREST RATE SWAP):

On May 9, 2022, the Company entered into a Term Loan agreement with Bank of America, N.A. (See Note 11). On the same day, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to SOFR under the Term Loan with a notional amount of $100 million. The interest rate swap became effective on May 9, 2022, and will terminate on May 31, 2029. The Company receives variable interest payments monthly based on a one-month SOFR and pays a fixed rate of 2.93% to the counterparty.

As of December 31, 2022, the fair value of the interest rate swap agreement was $3.2 million and was classified as a derivative asset in our consolidated balance sheet. Additionally, during the year ended December 31, 2022, the Company recognized a $3.2 million gain on the change in fair value of the interest rate swap.

The Company classified the interest rate swap in Level 2 of the fair value hierarchy.

NOTE 19—COMMITMENTS AND CONTINGENCIES

On January 18, 2019, the Company entered into an asset purchase agreement with Goedeker Television, Steve Goedeker and Mike Goedeker, pursuant to which on April 5, 2019 the Company acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (the “Goedeker Business”).

Pursuant to the asset purchase agreement, Goedeker Television entitled to receive an earn out payment of $0.2 million if the EBITDA (as defined in the asset purchase agreement) of the Goedeker Business for the trailing twelve (12) month period from April 5, 2022 is $2.5 million or greater, and may be entitled to receive a partial earn out payment if the EBITDA of the Goedeker Business is less than $2.5 million but greater than $1.5 million. The Company expects to meet this target and adjusted the contingent note payable in the consolidated balance sheet to the present value of the amount due of $0.2 million as of December 31, 2021. The final payment of $0.2 was paid October 2022.

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

POLISHED.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

Subsequent to December 31, 2022, the Company settled this claim for $475,000.

On October 31, 2022, a putative shareholder class action was filed against Polished.com Inc. (the “Company”) and certain of its current and former officers and directors, as well as certain underwriters of the Company’s 2020 initial public offering (the “IPO”).  The action was commenced in the United States District Court for the Eastern District of New York court and is captioned Ryan Maschhoff v. Polished.com Inc., et al., No. 1:22-cv-06606.  The complaint asserts violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Securities Exchange Act of 1934 arising from alleged misstatements and omissions made in certain of the Company’s SEC filings made in connection with the IPO.  On or about December 20, 2022, plaintiffs filed a motion for the appointment of lead plaintiff and lead counsel.  Although that motion is fully briefed, to date, oral argument has yet to be scheduled.

NOTE 20—SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company signed a letter of intent for a sublease from DMI, a related party for a new warehouse in a building being leased by DMI. The new lease will allow the Company to close its two existing New Jersey warehouses and consolidate operations into one new warehouse. The lease, which is expected to be finalized in the third quarter of 2023 is for 228,000 square feet for seven years at a cost of approximately $15 per square foot, including common area charges with annual increases of 3.75%.

Bank of America Loan Amendment

On July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “Amendment”), in part, to waive events of defaults on its existing credit agreement. The Amendment requires the Company to pay the existing Term Facility and Revolving Facility by August 31, 2024 (the “Maturity Date”). The Revolving Loan decreased to $10,000,000 from and after July 25, 2023. The Letter of Credit commitments decreased to $2,000,000 and the Swing Line Loan was eliminated. The amendment also establishes a new EBITDA covenant and requires the Company to maintain minimum liquidity of $8 million including restricted cash and $5 million excluding restricted cash. Liquidity as defined in the Amendment includes Cash and certain qualifying customer and credit card accounts receivable.

The Term Loan and Revolving Loan will bear interest on the unpaid principal amount thereof as follows: (i) if it is a loan bearing interest at a rate determined by the Base Rate, then at the Base Rate plus the Applicable Rate for such loan and (ii) if it is a loan bearing interest at a rate determined by Term SOFR, then at Term SOFR plus the Applicable Rate for such loan. The Company may elect to continue or convert the existing interest rate benchmark for the Term Loan from Term SOFR to Base Rate, and may elect the interest rate benchmark for future revolving loans as either Term SOFR or Base Rate (and, with respect to any loan made using Term SOFR, may also select the interest period applicable to any such loan), by notifying the Agent and the Lenders from time to time in accordance with the provisions of the Amendment and Credit Agreement. The Applicable Rate increased from a high of 1.95% and 0.95%, respectively, for Term SOFR and Base Rate in the Credit Agreement to 4.00% for each of Term SOFR and Base Rate as a result of the Amendment. Interest is payable in arrears on each Interest Payment Date (as defined in the Credit Agreement). Notwithstanding the foregoing, following an event of default, the loans under the Credit Facilities will bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable loan.

Commencing on September 30, 2023, through and including June 30, 2024, the Borrowers must repay the principal amount of the Term Loan in quarterly installments of $1,875,000 each, payable on the last business day of each March, June, September and December. Revolving Loans may be repaid and reborrowed at any time until the Maturity Date, subject to the terms and conditions set forth in the Credit Agreement. Mandatory prepayments of Revolving Loans are required if the amount borrowed at any time exceeds the commitment amount. The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of loss or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement. The Loans may from time to time be further evidenced by separate promissory notes issued by the Borrowers.

As a result of the reduced term, the Company has begun discussions with investment bankers to place financing to replace the existing credit agreement by August 31, 2024.

POLISHED.COM INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2021
	(Unaudited)	(Unaudited)	As Restated (Unaudited)	As Restated (Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$28,433	$47,386	$25,983	$25,724
Restricted cash	1,733	1,733	2,583	8,067
Receivables, net	24,892	25,657	22,411	23,531
Vendor deposits	24,785	18,130	18,067	12,200
Merchandise inventory, net	44,488	56,750	46,203	52,393
Prepaid expenses and other current assets	9,825	6,335	5,540	5,980

Total Current Assets	134,156	155,991	120,787	127,895

Property and equipment, net	5,287	4,551	4,666	4,585
Operating lease right-of-use assets	12,512	13,327	14,135	14,937
Derivative instruments	3,540	-	-	-
Goodwill	191,614	191,614	191,614	191,614
Intangible assets, net	36,549	39,103	41,658	44,212
Other long-term assets	349	349	349	349

TOTAL ASSETS	$384,007	$404,935	$373,209	$383,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$70,602	$72,093	$84,717	$82,799
Due to related party	2,413	2,413	-	-
Customer deposits	7,955	16,750	12,590	28,815
Current portion of notes payable, net	6,009	5,395	7,907	7,910
Current portion of finance lease liabilities	115	118	121	65
Current portion of operating lease liabilities	3,808	3,747	3,688	3,874
Contingent note payable	200	200	200	198

Total Current Liabilities	91,102	100,716	109,222	123,661

Notes payable, net of current portion	92,727	94,645	47,180	48,559
Finance lease liabilities, net of current portion	252	279	306	121
Operating lease liabilities, net of current portion	9,865	10,838	11,796	12,493
Derivative instruments	-	936	-	-
Deferred tax liability, net	5,174	7,470	8,382	8,407

TOTAL LIABILITIES	199,120	214,884	176,886	193,241

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, June 30, September 30, or December 31, 2022	-	-	-	-
Common stock $0.0001 par value, 200,000,000 shares authorized; 106,387,332 shares issued and outstanding at December 31, 2021, 106,457,098 shares issued and outstanding at March 31, 2022, and 105,227,876 shares issued and outstanding at June 30, 2022 and September 30, 2022	11	11	11	11
Treasury stock, at cost	(2,000)	(2,000)	-	-
Additional paid-in capital	224,841	224,821	224,801	224,648
Accumulated deficit	(37,965)	(32,781)	(28,489)	(34,308)

TOTAL STOCKHOLDERS’ EQUITY	184,887	190,051	196,323	190,351

	$384,007	$404,935	$373,209	$383,592

POLISHED.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	25,615	19,549
Restricted cash	950	950
Receivables, net	16,693	26,650
Vendor deposits	30,078	25,022
Merchandise inventory, net	36,350	41,766
Prepaid expenses and other current assets	10,920	11,217

Total Current Assets	120,606	125,154

Property and equipment, net	4,975	5,075
Operating lease right-of-use assets	10,857	11,688
Derivative instruments	1,853	3,178
Goodwill	106,173	106,173
Intangible assets, net	9,542	10,296
Deferred tax asset, net	3	1
Other long-term assets	349	349

TOTAL ASSETS	254,358	261,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	80,938	81,537
Customer deposits	5,090	7,292
Current portion of notes payable, net	7,264	6,628
Current portion of finance lease liabilities	107	112
Current portion of operating lease liabilities	3,353	3,726

Total Current Liabilities	96,752	99,295

Notes payable, net of current portion	88,972	90,816
Finance lease liabilities, net of current portion	199	225
Operating lease liabilities, net of current portion	8,443	9,013

TOTAL LIABILITIES	194,366	199,349

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, 2023 or December 31, 2022	-	-
Common stock $0.0001 par value, 200,000,000 shares authorized; 105,469,878 and 105,227,876 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	$223,015	$222,827
Accumulated deficit	$(163,034)	$(160,273)

TOTAL STOCKHOLDERS’ EQUITY	$59,992	$62,565

	$254,358	$261,914

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,	June 30,	September 30,	September 30,	March 31,	March 31,
	2022	2021	2022	2021	2023	2022
Product sales, net	$138,463	$64,072	$143,566	$141,867	$95,439	$148,681
Cost of goods sold	115,438	51,017	122,431	110,495	74,292	117,919
Gross profit	23,025	13,055	21,135	31,372	21,147	30,762

Operating Expenses
Personnel	7,402	4,821	8,348	8,547	6,484	6,646
Advertising	5,363	2,932	7,534	3,715	5,121	5,578
Bank and credit card fees	4,600	2,095	5,932	4,918	3,373	4,589
Depreciation and amortization	2,887	175	2,882	3,610	1,070	2,819
Loss on abandonment of right-of-use asset	-	1,437	-	-	-	-
General and administrative	3,563	2,858	7,260	4,080	4,987	4,255

Total Operating Expenses	23,815	14,318	31,956	24,870	21,035	23,887

INCOME (LOSS) FROM OPERATIONS	(790)	(1,263)	(10,821)	6,502	112	6,875

Other Income (Expenses)
Interest income	64	12	174	34	357	44
Financing costs	-	-	-	-	-	-
Adjustment in value of contingency	-	-	-	-	-	(2)
Interest expense	(302)	(1,017)	(1,351)	(1,099)	(1,882)	(941)
Gain (loss) on change in fair value of derivative instruments	(936)	-	4,476	-	(1,325)	-
Loss on settlement of debt	(3,241)	(1,748)	-	-	-	-
Other income (expense)	(41)	-	(50)	8	81	(49)

Total Other Income (Expenses)	(4,456)	(2,753)	3,249	(1,057)	(2,769)	(948)
	-		-
NET INCOME (LOSS) BEFORE INCOME TAXES	(5,246)	(4,016)	(7,572)	5,445	(2,657)	5,927

INCOME TAX (EXPENSE) BENEFIT	954	8,049	2,388	(2,129)	(104)	(108)

NET INCOME (LOSS)	$(4,292)	$4,033	$(5,184)	$3,316	$(2,761)	$5,819

Income per common share
Basic	$(0.04)	$0.11	$(0.05)	$0.03	$(0.03)	$0.05
Diluted	$(0.04)	$0.09	$(0.05)	$0.03	$(0.03)	$0.05

Weighted average common shares outstanding
Basic	105,774,197	36,540,827	105,227,876	106,387,331	105,380,910	106,386,548
Diluted	105,774,197	46,448,892	105,227,876	131,787,293	105,380,910	106,386,548

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended		Nine Months Ended
	June 30,	June 30,	September 30,	September 30,
	2022	2021	2022	2021
Product sales, net	$287,144	$77,769	$430,710	$219,637
Cost of goods sold	233,357	62,085	355,788	172,581
Gross profit	53,787	15,684	74,922	47,056

Operating Expenses
Personnel	14,048	6,753	22,396	15,300
Advertising	10,941	4,015	18,475	7,730
Bank and credit card fees	9,189	2,628	15,121	7,546
Depreciation and amortization	5,706	297	8,588	3,908
Loss on abandonment of right of use asset	-	1,437	-	1,437
General and administrative	7,818	5,097	15,078	9,176

Total Operating Expenses	47,702	20,227	79,658	45,097

INCOME (LOSS) FROM OPERATIONS	6,085	(4,543)	(4,736)	1,959

Other Income (Expenses)
Interest income	108	22	282	57
Adjustment in value of contingency	(2)	-	(2)	(280)
Interest expense	(1,243)	(1,251)	(2,594)	(2,350)
Gain (loss) on change in fair value of derivative instruments	(936)	-	3,540	-
Loss on settlement of debt	(3,241)	(1,748)	(3,241)	(1,748)
Other income (expense)	(90)	11	(140)	19

Total Other Income (Expenses)	(5,404)	(2,966)	(2,155)	(4,022)

NET INCOME (LOSS) BEFORE INCOME TAXES	681	(7,509)	(6,891)	(2,063)

INCOME TAX (EXPENSE) BENEFIT	846	8,048	3,234	5,919

NET INCOME (LOSS)	1,527	539	(3,657)	$3,856

Income per common share
Basic	$0.01	$0.03	$(0.03)	$0.08
Diluted	$0.01	$0.02	$(0.03)	$0.06

Weighted average common shares outstanding
Basic	106,080,764	21,410,073	105,792,287	50,047,045
Diluted	106,080,764	26,364,106	105,792,287	61,816,085

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

			Additional		Treasury	Total
	Common Stock		Paid-In	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Deficit	At Cost	Equity
Balance January 1, 2022	106,387,332	$11	$224,648	$(34,308)	-	$190,351
Issuance of common stock through equity incentive awards	69,766	-	120	-	-	120
Stock compensation expense	-	-	-	-	-	-
March 31, 2022	-	-	33	-	-	33
Net income for the three months ended March 31, 2022	-	-	-	5,819	-	5,819
Balance March 31, 2022 (Unaudited)	106,457,098	11	224,801	(28,489)		196,323
Purchase of treasury stock	(1,229,222)	-	-	-	(2,000)	(2,000)
Stock compensation expense	-	-	20	-	-	20
Net loss for the three months ended June 30, 2022	-	-	-	(4,292)	-	(4,292)
Balance June 30, 2022 (Unaudited)	105,227,876	11	224,821	(32,781)	(2,000)	190,051
Stock compensation expense	-	-	20	-	-	20
September 30, 2022	-	-	-	-	-	-
Net loss for the three months ended September 30, 2022	-	-	-	(5,184)	-	(5,184)
Balance September 30, 2022 (Unaudited)	105,227,876	11	224,841	(37,965)	(2,000)	184,887
Retire treasury stock	-	-	(2,000)	-	2,000	-
Stock compensation expense	-	-		-	-	-
December 31, 2022	-	-	(14)	-	-	(14)
Net loss for the three months ended December 31, 2022	-	-		(122,308)	-	(122,308)
Balance December 31, 2022	105,227,876	11	222,827	(160,273)	-	62,565
Issuance of common stock through equity incentive awards	83,011	-	60	-	-	60
Issuance of common stock in connection with employment agreements	158,991	-	120	-	-	120
Stock compensation expense	-	-	8	-	-	8
Net loss for the three months ended March 31, 2023	-	-	-	(2,761)	-	(2,761)
Balance March 31, 2023 (Unaudited)	105,469,878	$11	$223,015	$(163,034)	$-	$59,992

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended	Nine Months Ended
	March 31,	March 31,	June 31,	September 30,
	2023	2022	2022	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,761)	$5,819	$1,527	(3,657)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,070	2,819	5,706	8,588
Amortization of debt discount	54	185	406	460
Loss on settlement of debt	-	-	3,241	3,241
Stock-based compensation	68	153	173	193
Adjustment to contingent liability	-	2	2	2
Inventory reserve	-	57	157	557
Loss (Gain) on change in fair value of derivative instruments	1,325	-	936	(3,540)
Bad debt expense		121	175	411
Deferred tax benefit	(1)	(25)	(938)	(3,234)
Non-cash lease expense	831	801	1,610	2,425
Changes in operating assets and liabilities:
Accounts receivable	9,957	999	(2,301)	(1,772)
Deposits with vendors	(5,055)	(5,867)	(5,931)	(12,586)
Inventory	5,416	6,134	(4,513)	7,349
Prepaid expenses and other current assets	297	439	(355)	(3,846)
Accounts payable and accrued liabilities	(478)	1,918	(10,652)	(12,143)
Due to related party	-	-	2,413	2,413
Customer deposits	(2,202)	(16,225)	(12,065)	(20,860)
Operating lease liabilities	(944)	(884)	(1,781)	(2,694)
Net cash (used in) provided operating activities	7,577	(3,554)	(22,190)	(38,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(124)	(37)	(256)	(1,318)
Net cash used in investing activities	(124)	(37)	(256)	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	-	-	43,045	43,044
Repayment of notes payable	(1,356)	(1,615)	(3,223)	(4,580)
Repayments of financing lease liabilities	(31)	(19)	(48)	(78)
Purchase of treasury stock at cost	-	-	(2,000)	(2,000)
Net cash (used in) provided by in financing activities	(1,387)	(1,634)	37,774	36,387

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	6,066	(5,225)	15,328	(3,625)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	20,499	33,791	33,791	33,791

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	25,565	$28,566	$49,119	$30,167

Cash, cash equivalents, and restricted cash consist of the following:
End of the period
Cash and cash equivalents	$25,615	$25,983	$47,386	$28,433
Restricted cash	950	2,583	1,733	1,733

	$25,565	$28,566	$49,119	$30,166

Cash, cash equivalents, and restricted cash consist of the following:
Beginning of the period
Cash and cash equivalents	$19,549	$25,724	$25,724	$25,724
Restricted cash	950	8,067	8,067	8,067

	$20,499	$33,791	$33,791	$33,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,634	$639	$1,531	$2,731
Cash paid for income taxes	$-	$-	$-	$3,905
				-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in vesting of RSUs	$-	$-	$-	$-
Financed purchases of property and equipment	$94	308	$308	$308
Common stock issued in connection with employment agreements	$121	-	-	-
Debt discount on notes payable	$-	$-	$1,104	$1,104
Settlement of notes payable and interest through the issuance of a new note	$-	$-	$55,851	$55,851

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Polished.com, Inc. (the “Company,” “Polished.com,” “1847 Goedeker,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in the Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Furthermore, interim results for the three months ended March 31, 2022 (As Restated), June 30, 2022, September 30, 2022, and March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or future periods. Furthermore, interim results for the six months ended June 30, 2022 and the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Derivative Instruments – Interest Rate Swaps

The Company uses interest rate swap agreements to manage interest rate exposures. The Company recognizes interest rate swap agreements as either a derivative asset or liability on the balance sheet at fair value.

The fair value of an interest rate swap agreement is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivative, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair value of interest rate swap agreements is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.

Recent Accounting Pronouncements

Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts In An Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022. The Company’s adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables made to borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The ASU is effective January 1, 2023, and is required to be applied prospectively, except for the recognition and measurement of TDRs which can be applied on a modified retrospective basis. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our consolidated financial statements.

The Company currently believes that all other issued and not yet effective accounting standards are not relevant to the Company’s consolidated financial statements.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restatement

The Company restated its previously issued financial statements as of and for the three months ended March 31, 2022, to reflect the following adjustments:

Consolidated Statements of Operations

1.	Revenue declined by $4.1 million because of an understatement of a returns allowance and revenue cutoff issues.
2.	Cost of goods sold increased $1.0 million, net by reclassification of expenses from operating expenses to cost of goods sold offset by the reduction in product cost associated with the reduction in revenue.
3.	Operating expense declined by $1.9 million primarily by reclassification of operating expense to cost of goods sold
4.	Other income (expense) various miscellaneous adjustments totaling $0.2 million.
5.	Income tax expense declined by $3.3 million.
6.	As a result of the above adjustments, net income declined by $0.1 million.

Consolidated Balance Sheet

7.	Current assets declined by $13.2 million from a $3.8 million reduction in vendor rebate accrual, inventory declined by $6.7 million, net from changes to sales returns allowance and revenue cutoff adjustments, and prepaid expenses declined by $2.7 million by to adjust for charging some items to expense, rather than prepaid expense.
8.	Reclassification of showroom inventory to property and equipment.
9.	Eliminate a right-of-use asset on a property that was not occupied.
10.	Reflect the issuance of shares granted to two directors.
11.	Reflect adjustments made to 2021 accumulated deficit and adjustment to net income for the three months ended March 31, 2022.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

POLISHED.COM INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2022

(in thousands)

	As originally Reported		Adjustments	As Restated
Current assets	$134,010	(7)	$(13,223)	$120,787
Property and equipment	3,688	(8)	978	4,666
Operating lease right-of-use assets	15,262	(9)	(1,127)	14,135
Total assets	$386,581		$(13,372)	$373,209

Total liabilities	$175,037		1,849	$176,886
Common stock and additional paid in capital	224,678	(10)	134	224,812
Accumulated deficit	(13,134)	(11)	(15,354)	(28,489)
Total liabilities and stockholders’ equity	$386,581		$(13,371)	$373,209

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(in thousands)

	As originally
	Reported		Adjustments	As Restated
Product sales, net	$152,752	(1)	$(4,071)	$148,681
Cost of goods sold	116,883	(2)	1,036	117,919
Operating expense	25,802	(3)	(1,915)	23,887
Other income (expense)	(762)	(4)	(186)	(948)
Income taxes	(3,383)	(5)	3,275	(109)
Net income (loss)	$5,922	(6)	$(103)	$5,819

Net income (loss) per common share
BASIC	$0.06			$0.05
DILUTED	$0.06			$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	106,387,332			106,387,332
DILUTED	106,387,332			106,387,332

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(in thousands)

			Additional		Total
	Common Stock		Paid-Inc	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2022 as originally filed	106,386,332	$11	$224,667	$(13,134)	$211,544
Adjustment to reflect issuance of vested stock	69,766	-	134	-	134
Adjustments to results of operations for the year ended December 31, 2022				(15,252)	(15,252)
Adjustments to results of operations for the three months ended March 31, 2022	-	-	-	(103)	(103)
Balance March 31, 2022, as restated	106,456,098	$11	$224,801	$(28,489)	$196,323

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

(in thousands)

	As originally
	Filed	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) Adjustments to reconcile net income (loss) to net cash used in by operating activities:	$5,922	$(103)	$5,819
Deferred tax (liability) asset	1,785	(1,810)	(25)
Changes in operating assets and liabilities:
Receivables	(1,694)	2,693	999
Merchandise inventory	(8,209)	14,343	6,134
Prepaid expenses and other assets	(2,312)	2,751	439
Accounts payable and accrued expenses	11,368	(9,450)	1,918
Customer deposits	(7,622)	(8,603)	(16,225)
Various other changes	(2,985)	372	(2,612)

Net cash used in operating activities	(3,747)	193	(3,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	(6)	(31)	(37)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities	(1,634)	-	(1,634)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,387)	162	(5,225)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	33,791	-	33,791

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$28,404	$162	$28,566

Cash, cash equivalents, and restricted cash consist of the following:
End of the period
Cash and cash equivalents	$25,821	162	25,983
Restricted cash	2,583	-	2,583

	$28,404	$28,404	$28,404

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3—REVENUES

Disaggregated Revenue ‒ The Company disaggregates revenue from contracts with customers by product type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by product type is as follows (in thousands):

	For the Three Months Ended
	March 31,	March 31,	June 30,	September 30,
	2023	2022	2022	2022

Appliance sales	$90,464	$138,549	$128,242	$136,044
Furniture sales and other sales	4,975	10,132	10,221	7,522

Total	$95,439	$148,681	$138,463	$141,566

NOTE 4—RECEIVABLES

Receivables consisted of the following (in thousands):

	March 31,	March 31,	June 30,	September 30,
	2023	2022	2022	2022

Trade accounts receivable	$11,576	$15,831	$15,367	$17,160
Vendor rebates receivable	4,393	5,462	6,902	11,633
Other receivables	2,230	2,251	2,251	2,251

Total receivables	18,199	23,544	26,844	26,314
Less allowance for doubtful accounts	(1,507)	(1,133)	(1,507)	(1,422)

Total receivables, net	$16,693	$22,411	$25,657	$24,892

NOTE 5—MERCHANDISE INVENTORY

Merchandise inventory at March 31, 2023, March 31, 2022, June 30, 2022 and September 30, 2022 consisted of the following (in thousands):

	March 31,	March 31,	June 30,	September 30,
	2023	2022	2022	2022

Appliances	$35,109	$44,626	$54,216	$42,593
Furniture	721	714	925	826
Other	2,309	1,763	2,609	2,469

Total merchandise inventory	38,139	47,103	57,750	45,888
Less reserve for obsolescence	(1,789)	(900)	(1,000)	(1,400)

Total merchandise inventory, net	$36,350	$46,203	$56,750	$44,488

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6—INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31,	March 31,	June 30,	September 30,
	2023	2022	2022	2022

Customer relationships	$3,461	$24,148	$24,148	$24,148
Marketing-related	6,835	26,935	26,935	26,935

Total intangible assets	20,296	51,083	51,083	51,083
Less: accumulated amortization	(753)	(9,425)	(11,979)	(14,534)

Intangible assets, net	$9,543	$41,658	$39,104	$36,549

In connection with the acquisition of Goedeker Television, the Company identified intangible assets of $2.1 million, representing marketing-related and customer relationships. For the Appliances Connection acquisition, the Company identified intangible assets of $49.0 million, representing marketing-related and customer relationships. During the fourth quarter of 2022, the Company recognized an impairment charge of $23.7 million related to our marketing-related and customer relationships intangible assets.

These assets are being amortized on a straight-line basis over their average estimated remaining useful life of 41 months. Amortization expense for the three months ended March 31, 2023 was $0.8 million and $2.55 million for each of the three month periods ended March 31, June 30, and September 30, 2022.

Following is the estimated amortization expense for the customer relationship and marketing-related intangible assets for the next five years as of March 31, 2023 (in thousands):

Year Ending December 31,	Amount

2023, remainder of year	$2,260
2024	3,013
2025	3,013
2026	1,256
2027	-

Total	$9,543

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7—BUSINESS COMBINATIONS

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

AC is one of the leading e-commerce retailers of household appliances and carries many household name brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and also carries many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Wolf, Jenn-Air, Viking among others. The completion of the AC acquisition accelerates the Company’s long-term vision that changes the way Americans shop for appliances.

The aggregate purchase price was $224.7 million, consisting of (i) $180.0 million in cash, (ii) 5,895,973 shares of the Company’s common stock valued at $12.3 million, and (iii) $32.4 million as a result of the post-closing net working capital adjustment provision. The Company recorded $0.9 million in acquisition-related expenses.

The Company accounted for the AC Acquisition using the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. In accordance with ASC 805, the Company assigned fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

The purchase price was allocated as follows (in thousands):

Purchase consideration at fair value:

Cash consideration	$180,000
Common stock	12,264
Working capital adjustment	32,411

Total consideration	$224,675

Assets acquired and liabilities assumed at fair value:

Cash	$5,897
Receivables	17,141
Vendor deposits	15,000
Merchandise inventory	21,634
Prepaid expenses and other current assets	2,194
Property and equipment	1,891
Right-of-use operating lease assets	1,834
Customer relationships	23,399
Tradenames	25,567
Goodwill	185,720
Accounts payable and accrued expenses	(45,715)
Customer deposits	(17,536)
Notes payable	(1,527)
Finance lease liabilities	(215)
Right-of-use operating lease liabilities	(1,834)
Net deferred tax liabilities	(8,775)

Net assets acquired	$224,675

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed. The adjustments made to the initial allocation did not result in material changes to the amortization expense recorded in the previous quarters.

We are amortizing the customer relationship and tradename intangible assets acquired over 5 years. The goodwill consists largely of the synergies expected from combining operations and is not deductible for tax purposes.

From the date of acquisition until December 31, 2021, Appliances Connection contributed net sales of $297.9 million and net income from continuing operations of $14.9 million, which are included in our consolidated statements of operations.

NOTE 8—NOTES PAYABLE

Credit Facilities

M&T Credit Agreement

On June 2, 2021, the Company entered into a credit and guaranty agreement (the “M&T Credit Agreement”) with the financial institutions party thereto from time to time (“M&T Lenders”), and Manufacturers and Traders Trust Company, as sole lead arranger, sole book runner, administrative agent and collateral agent (“M&T”), pursuant to which the M&T Lenders agreed to make available to the Company and ACI senior secured credit facilities in the aggregate initial amount of $70.0 million, including (i) a $60.0 million term loan (the “M&T Term Loan”) and (ii) a $10.0 million revolving credit facility (the “M&T Revolving Loan”). The M&T Loans bear interest on the unpaid principal amount at a rate determined by the Base Rate (as defined in the Credit Agreement), then at the Base Rate plus the Applicable Margin. Each of the M&T Loans were set to mature on June 2, 2026.

On June 2, 2021, the Company borrowed the entire amount of the Term Loan and issued term loan notes to the M&T Lenders in the aggregate principal amount of $60.0 million. As of December 31, 2021, the carrying value of the M&T Term Loan was $55.2 million, comprised of principal of $58.5 million, net of unamortized loan costs of $3.3 million. Loan costs before amortization included $3.5 million of lender and placement agent fees and $0.3 million of legal other fees. The Company did not borrow any amounts under the M&T Revolving Loan.

On May 9, 2022, the Company repaid the M&T Term Loan, through the proceeds of a new loan issuance. As a result, the obligations under the M&T Credit Agreement were terminated.

Bank of America Credit Agreement

On May 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with the lenders identified therein (the “Lenders”) and Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer (the “Agent”), pursuant to which the Lenders agreed to make available to the Borrowers senior secured credit facilities in the aggregate initial amount of $140.0 million, including (i) a $100.0 million term loan (the “Term Loan”) and (ii) a $40.0 million revolving credit facility (the “Revolving Loan”), which revolving credit facility included a $2.00 million swingline sublimit (the “Swing Line Loan” and together with the Term Loan and the Revolving Loan, the “Loans”) and, separately, a $10.0 million letter of credit commitment, in each case, on the terms and conditions contained in the Credit Agreement.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 9, 2022, the Company borrowed the entire amount of the Term Loan in the aggregate principal amount of $100.0 million. A portion of the proceeds of the Term Loan were to repay and terminate the M&T Credit Agreement. Commencing on September 30, 2022, through and including June 30, 2023, the Borrowers repaid the principal amount of the Bank of America Term Loan in quarterly installments of $1,250,000 each, payable on the last business day of each March, June, September and December.

As of December 31, 2022, the carrying value of the Term Loan was $96.5 million, comprised of principal of $97.5 million, net of unamortized loan costs of $1.0 million. Loan costs before amortization included $1.1 million of lender and other fees.

As a result of our technical non-compliance with specified loan covenants for both the Bank of America Term Loan and Revolving loan, based in part due to our failure to timely deliver financial statements, Bank of America froze the $40.0 million Revolving Loan before any borrowings had been made against the facility.

The Term Loan and Revolving Loan will bear interest on the unpaid principal amount thereof as follows: (i) if it is a loan bearing interest at a rate determined by the Base Rate, then at the Base Rate plus the Applicable Rate for such loan and (ii) if it is a loan bearing interest at a rate determined by Term SOFR, then at Term SOFR plus the Applicable Rate for such loan. The Company may elect to continue or convert the existing interest rate benchmark for the Term Loan from Term SOFR to Base Rate, and may elect the interest rate benchmark for future revolving loans as either Term SOFR or Base Rate (and, with respect to any loan made using Term SOFR, may also select the interest period applicable to any such loan), by notifying the Agent and the Lenders from time to time in accordance with the provisions of the Amendment and Credit Agreement. The Applicable Rate increased from a high of 1.95% and 0.95%, respectively, for Term SOFR and Base Rate in the Credit Agreement to 4.00% for each of Term SOFR and Base Rate as a result of the Amendment. Interest is payable in arrears on each Interest Payment Date (as defined in the Credit Agreement). Notwithstanding the foregoing, following an event of default, the loans under the Credit Facilities will bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable loan.

Commencing on September 30, 2023, through and including June 30, 2024, the Borrowers must repay the principal amount of the Term Loan in quarterly installments of $1,875,000 each, payable on the last business day of each March, June, September and December. Revolving Loans may be repaid and reborrowed at any time until the Maturity Date, subject to the terms and conditions set forth in the Credit Agreement. Mandatory prepayments of Revolving Loans are required if the amount borrowed at any time exceeds the commitment amount. The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of loss or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement. The Loans may from time to time be further evidenced by separate promissory notes issued by the Borrowers.

As a result of the reduced term, the Company has begun discussions with investment bankers to place financing to replace the existing credit agreement by August 31, 2024.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Future minimum principal payments on our total notes payable as of March 31, 2023, are as follows (in thousands):

Year Ending December 31,	Amount

2023 Remainder of year	$5,296
2024	91,594
2025	201
2026	29
2027	21

Total future minimum payments	97,141
Less: debt discount	(905)
Total	$96,236

Total current portion of notes payable, net	$7,264
Total notes payable, net of current portion	$88,972

NOTE 9— LEASES

Operating Leases

The following was included in our consolidated balance sheet as of December 31, 2022 and 2021 (in thousands):

	March 31,	December 31,
	2023	2022

Operating lease right-of-use assets	$10,857	$11,688

Lease liabilities, current portion	3,353	3,726
Lease liabilities, long-term	8,443	9,014

Total operating lease liabilities	$11,796	$12,740

Weighted-average remaining lease term (months)	70	73

Weighted average discount rate	3.9%	3.9%

Operating lease expense was expense was $1.1 million for the three months ended March 31, 2023 and $3.8 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2023, maturities of operating lease liabilities were as follows, in thousands:

Year Ending December 31,	Amount

2023 Remainder of year	$4,175
2024	1,808
2025	1,489
2026	1,532
2027	1,284
Thereafter	4,159
Total	14,447
Less: imputed interest	(1,707)

Total operating lease liabilities	$12,740

Finance Leases

The Company has three finance leases, acquired in the acquisition of Appliances Connection. At March 31, 2023, the total amount due on these leases was $0.34 million.

Future minimum principal payments on our finance leases payable as of March 31, 2023, are as follows (in thousands):

Year Ending December 31,	Amount

2023 Remainder of year	$90
2024	109
2025	107
2026	21
2027	-
Total future minimum payments	362
Less: debt discount	(21)
Total	306

Total current portion of finance leases, net	$108
Total finance leases, net of current portion	$198

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10—SUPPLIER CONCENTRATION

For the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, the Company purchased a substantial portion of finished goods from one vendor (DMI – see Note 14), representing 69%, 69% and 72.%, respectively.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 11—RELATED PARTIES

Management Services Agreement

On April 5, 2019, the Company entered into a management services agreement with 1847 Partners LLC (the “Manager”), a company owned and controlled by Ellery W. Roberts, the Company’s executive chairman and prior significant stockholder, which was amended effective on August 4, 2020. Pursuant to the offsetting management services agreement, as amended, the Company appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500; provided, however, that under certain circumstances specified in the management services agreement, the quarterly fee may be reduced if similar fees payable to the Manager by subsidiaries of the Company’s former parent company, 1847 Holdings LLC, exceed a threshold amount.

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

The Company expensed management fees of $0.3 million for each of the years ended December 31, 2022 and 2021 respectively.

DMI

The Company is a member of DMI, an appliance purchasing cooperative. DMI purchases consumer electronics and appliances at wholesale prices from various vendors, and then makes such products available to its members, including the Company, who sell such products to end consumers. DMI’s purchasing group arrangement provides its members, including the Company, with leverage and purchasing power with appliance vendors, and increases the Company’s ability to compete with competitors, including big box appliance and electronics retailers. The Company owns an approximate 1.6% interest in DMI. As such, DMI is deemed to be a related party for 2022 and 2021.

During the three months ended March 31, 2023 and 2022 , total purchases from DMI, were $48.4 million and $73.4 million, respectively. At March 31, 2023, deposits at DMI totaled 30.0 million and vendor rebates due from DMI were $4.4 million.

Lease Agreements

As described above, 1 Stop and Joe’s Appliances entered into lease agreements with 1870 Bath Ave. LLC and 7812 5th Ave Realty LLC. These entities are owned by Albert Fouerti and Elie Fouerti (the Company’s former Chief Executive and Chief Operating Officers and significant stockholders of the Company). The total rent paid to these two entities in 2022 was $1.0 million and $0.6 million for the period from June 2, 2021 to December 31, 2021. In addition, YF Logistics has entered into a sublease agreement with DMI. The total rent expense under this related party lease was $0.7 million for the year-ended December 31, 2022 and $0.4 million for the period June 2, 2021 to December 31, 2021.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 15, 2022, the Company entered into a lease for additional office space with 8780 19th Ave LLC (“Landlord”), an entity owned by Albert and Elie Fouerti.  The Company contends that the lease required the Landlord do certain work at Landlord’s expense to improve the building at t cost of approximately $1.2 million.  Landlord has refused to pay for this work, contending that this expense was the Company’s responsibility.  In addition, the total remaining amount due on the lease at December 31, 2022 is also approximately $1.2 million.  Landlord contends that the Company is in default of the lease for failing to pay rent.  The Company disagrees that its rent obligations have been triggered and further contends that Landlord has violated the lease by failing to pay for the work.  The Company and the Landlord remain in dispute over these issues.

NOTE 12—STOCKHOLDERS’ EQUITY

As of March 31, 2023, the Company was authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. To date, the Company has not designated or issued any shares of preferred stock.

During 2022, the Company purchased 1,229,222 shares of common stock for a total purchase price of $2,000,000. Effective December 31, 2022, the board authorized that the shares purchased be retired.

Common Stock

As of March 31, 2023 and December 31, 2022, the Company had 105,469,878 and 105,227,876 shares of common stock issued and outstanding, respectively. Each share entitles the holder thereof to one vote per share on all matters coming before the stockholders of the Company for a vote.

During the three months ended March 31, 2023 the Company issued 242,002 shares to employees and a director and recognized $188 thousand of compensation expense in connection therewith.

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

As of March 31, 2023, 11,000,000 shares remain issuable under the 2020 EIP.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

On January 1, 2023, the Company granted an option to purchase 86,550 shares of common stock pursuant to an employment agreement. The stock options have an exercise price of $0.58 per share and vest 25% annually over a 4-year period. The Company has calculated the estimated fair market value of these options at $0.03 million using the Black-Scholes pricing model, with the following assumptions: expected term 7.0 years, stock price $0.58, exercise price $0.58, volatility 67%, risk-free rate 3.9%, and no forfeiture rate.

Below is a table summarizing the changes in stock options outstanding during the three months ended March 31, 2023:

		Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2022	150,000	$3.10

Granted	86,550	0.58
Exercised	-	-
Forfeited	(150,000)	$3.10

Outstanding at March 31, 2023	86,550	$0.58

Exercisable at March 31, 2023	-	$-

During the three months ended March 31, 2023, 37,500 stock options forfeited, as a result of employee terminations.

Warrants

Below is a table summarizing the changes in warrants outstanding during the three months ended March 31,

		Weighted-Average
	Warrants	Exercise Price

Outstanding at December 31, 2022	92,514,423	$2.30

Granted	-	-
Exercised		-
Forfeited	-	-

Outstanding at March 31, 2023	$92,514,423	$2.30

Exercisable at March 31, 2023	$92,514,423	$2.30

As of March 31, 2023, the outstanding warrants have a weighted average remaining contractual life of 3.2 years and a total intrinsic value of nil.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic loss per common share for the following periods consisted of the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	March 31,
	2022	2022	2022	2023
Basic Earnings (Loss) Per Share

Net income (loss)	$5,819	$(4,292)	$(5,184)	$(2,761)
Weighted average common shares outstanding	106,386,548	105,774,197	105,227,876	105,380,910

Basic earnings (loss) per share	$0.05	$(.04)	$(0.05)	$(0.03)

	Six Months Ended		Nine Months Ended
	June 30,	June 30,	September 30,	September 30,
	2022	2021	2022	2021
Basic Earnings (Loss) Per Share

Net income (loss)	$1,527	$539	$(3,627)	$3,856
Weighted average common shares outstanding	106,080,764	21,410,073	105,792,287	50,047,045

Basic earnings (loss) per share	$0.01	$0.03	$(0.03)	$0.08

For the three months ended March 31, 2023 and March 31, 2022, there were 92,514,423 and 92,694,423, respectively potential common share equivalents from stock options and warrants excluded from the diluted EPS calculations as their effect is anti-dilutive.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

Subsequent to December 31, 2022, the Company settled this claim for $475,000.

On October 31, 2022, a putative shareholder class action was filed against Polished.com Inc. (the “Company”) and certain of its current and former officers and directors, as well as certain underwriters of the Company’s 2020 initial public offering (the “IPO”).  The action was commenced in the United States District Court for the Eastern District of New York court and is captioned Ryan Maschhoff v. Polished.com Inc., et al., No. 1:22-cv-06606.  The complaint asserts violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Securities Exchange Act of 1934 arising from alleged misstatements and omissions made in certain of the Company’s SEC filings made in connection with the IPO.  On or about December 20, 2022, plaintiffs filed a motion for the appointment of lead plaintiff and lead counsel.  Although that motion is fully briefed, to date, oral argument has yet to be scheduled.

POLISHED.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15—SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company signed a letter of intent for a sublease from DMI, a related party for a new warehouse in a building being leased by DMI. The new lease will allow the Company to close its two existing New Jersey warehouses and consolidate operations into one new warehouse. The lease, which is expected to be finalized in the fourth quarter of 2023 or the first quarter of 2024, will be for leased space of approximately 228,000 square feet for seven years at a cost of approximately $15 per square foot, including common area charges with annual increases of 3.75%.

Bank of America Loan Amendment

On July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “Amendment”), in part, to waive events of defaults on its existing credit agreement. The Amendment requires the Company to pay the existing Term Facility and Revolving Facility by August 31, 2024 (the “Maturity Date”). The Revolving Loan decreased to $10,000,000 from and after July 25, 2023. The Letter of Credit commitments decreased to $2,000,000 and the Swing Line Loan was eliminated. The amendment also establishes a new EBITDA covenant and requires the Company to maintain minimum liquidity of $8 million including restricted cash and $5 million excluding restricted cash. Liquidity as defined in the Amendment includes Cash and certain qualifying customer and credit card accounts receivable.

The Term Loan and Revolving Loan will bear interest on the unpaid principal amount thereof as follows: (i) if it is a loan bearing interest at a rate determined by the Base Rate, then at the Base Rate plus the Applicable Rate for such loan and (ii) if it is a loan bearing interest at a rate determined by Term SOFR, then at Term SOFR plus the Applicable Rate for such loan. The Company may elect to continue or convert the existing interest rate benchmark for the Term Loan from Term SOFR to Base Rate, and may elect the interest rate benchmark for future revolving loans as either Term SOFR or Base Rate (and, with respect to any loan made using Term SOFR, may also select the interest period applicable to any such loan), by notifying the Agent and the Lenders from time to time in accordance with the provisions of the Amendment and Credit Agreement. The Applicable Rate increased from a high of 1.95% and 0.95%, respectively, for Term SOFR and Base Rate in the Credit Agreement to 4.00% for each of Term SOFR and Base Rate as a result of the Amendment. Interest is payable in arrears on each Interest Payment Date (as defined in the Credit Agreement). Notwithstanding the foregoing, following an event of default, the loans under the Credit Facilities will bear interest at a rate that is 2% per annum higher than the interest rate then in effect for the applicable loan.

Commencing on September 30, 2023, through and including June 30, 2024, the Borrowers must repay the principal amount of the Term Loan in quarterly installments of $1,875,000 each, payable on the last business day of each March, June, September and December. Revolving Loans may be repaid and reborrowed at any time until the Maturity Date, subject to the terms and conditions set forth in the Credit Agreement. Mandatory prepayments of Revolving Loans are required if the amount borrowed at any time exceeds the commitment amount. The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of loss or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement. The Loans may from time to time be further evidenced by separate promissory notes issued by the Borrowers.

As a result of the reduced term, the Company has begun discussions with investment bankers to place financing to replace the existing credit agreement by August 31, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2023

Polished.com Inc.

/s/ J.E. “Rick” Bunka
Name:	J.E. “Rick” Bunka
Title:	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Barry
Name:	Robert D. Barry
Title:	Interim Chief Financial Officer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	Date

/s/ J.E. “Rick” Bunka	Chief Executive Officer (principal executive officer)	July 31, 2023
J.E. “Rick” Bunka

/s/ Robert D. Barry	Chief Financial Officer and Secretary (principal financial officer)	July 31, 2023
Robert D. Barry

/s/ Ellery W. Roberts	Executive Chairman of the Board of Directors	July 31, 2023
Ellery W. Roberts

/s/ Ellette A. Anderson	Director	July 31, 2023
Ellette A. Anderson

/s/ Clark R. Crosnoe	Director	July 31, 2023
Clark R. Crosnoe

/s/ Glyn C. Milburn	Director	July 31, 2023
Glyn C. Milburn

/s/ James M. Schneider	Director	July 31, 2023
James M. Schneider

/s/ G. Alan Shaw	Director	July 31, 2023
G. Alan Shaw

/s/ Alan P. Shor	Director	July 31, 2023
Alan P. Shor

/s/ Edward J. Tobin	Director	July 31, 2023
Edward J. Tobin

/s/ Houman Akhavan	Director	July 31, 2023
Houman Akhavan