Form 10-K/A
period 2022-12-31
Polished.com Inc.
filed 2023-08-01
CIK 1810140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Polished.com Inc.

Annual Report on Form 10-K
Year Ended December 31, 2022

i

EXPLANATORY NOTE REGARDING THE AMENDMENT

This Amendment to the Annual Report on Form 10-K of Polished.com Inc. is being filed solely to include the required XBRL information.

EXPLANATORY NOTE REGARDING THE RESTATEMENT

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

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 3, 2020)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of 1847 Goedeker Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on December 28, 2021)

3.3	Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on April 22, 2020)

3.4	Amendment No 1. To Bylaws of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 13, 2021)

3.5	Certificate of Correction of Certificate of Amendment of 1847 Goedeker Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 7, 2022)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Polished.com Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on July 21, 2022)

3.7	Amended and Restated Bylaws of Polished.com Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on July 21, 2022)

4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 31, 2022)

4.2	Common Stock Purchase Warrant issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2021)

4.3	Common Stock Purchase Warrant issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 25, 2021)

4.4	Form of Representative’s Warrant for Initial Public Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2020)

10.1	Securities Purchase Agreement, dated October 20, 2020, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on March 29, 2021)

10.2	Amendment No. 1 to Securities Purchase Agreement, dated December 8, 2020, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 29, 2021)

10.3	Amendment No. 2 to Securities Purchase Agreement, dated April 6, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2021)

10.4	Warrant Agent Agreement, dated May 27, 2021, between 1847 Goedeker Inc. and American Stock Transfer & Trust Company, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 3, 2021)

10.5	Credit and Guaranty Agreement, dated June 2, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, certain other subsidiaries party thereto from time to time as guarantors, the financial institutions party thereto from time to time, and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2021)

10.6	Loan and Security Agreement, dated June 3, 2021, between 1847 Goedeker Inc. and Northpoint Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2021)

10.7	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Manufacturers and Traders Trust Company on June 2, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 3, 2021)

10.8	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to First Horizon Bank on June 2, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 3, 2021)

10.9	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Sterling National Bank on June 2, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 3, 2021)

10.10	Term Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to BankUnited N.A. on June 2, 2021 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 3, 2021)

10.11	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Manufacturers and Traders Trust Company on June 2, 2021 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 3, 2021)

10.12	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to First Horizon Bank on June 2, 2021 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 3, 2021)

10.13	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to Sterling National Bank on June 2, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 3, 2021)

10.14	Revolving Loan Note issued by 1847 Goedeker Inc. and Appliances Connection Inc. to BankUnited N.A. on June 2, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on June 3, 2021)

10.15	Pledge and Security Agreement, dated June 2, 2021, among 1847 Goedeker Inc., Appliances Connection Inc., 1 Stop Electronics Center, Inc., Gold Coast Appliances, Inc., Superior Deals Inc., Joe’s Appliances LLC, YF Logistics LLC, and such other subsidiaries from time to time a party thereto, in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 3, 2021)

10.16	Management Services Agreement, dated April 5, 2019, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.17	Amendment No. 1 to Management Services Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.18	Lease Agreement, dated April 5, 2019, between S.H.J., L.L.C. and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.19	Lease Agreement, dated January 13, 2021, by and between Westgate 200, LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 20, 2021)

10.20	First Amendment to Lease Agreement, dated March 30, 2021, by and between Westgate 200, LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 5, 2021)

10.21	Lease, dated June 2, 2021, between 1870 Bath Ave. LLC and 1 Stop Electronics Center, Inc. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 3, 2021)

10.22	Lease, dated June 2, 2021, between 7812 5th Ave Realty LLC and Joe’s Appliances LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 3, 2021)

10.23	Sublease Agreement, dated May 31, 2019, between YF Logistics LLC and Icon 400 Cabot Owner Pool 4 NJ, LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.24	Lease Agreement, dated March 15, 2022, between 8780 19 Ave LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2022)

10.25	Warehouse Agreement, dated September 9, 2021, between Brook Warehousing Corporation and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.26	Agreement, dated September 9, 2021, between Brook Warehousing Corporation and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.27	Securities Purchase Agreement, dated March 19, 2021, among 1847 Goedeker Inc., Evergreen Capital Management LLC and SILAC Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2021)

10.28	Security Agreement, dated March 19, 2021, between 1847 Goedeker Inc. and SILAC Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 25, 2021)

10.29	10% OID Senior Secured Promissory Note issued to Evergreen Capital Management LLC on March 19, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 25, 2021)

10.30	10% OID Senior Secured Promissory Note issued to SILAC Insurance Company on March 19, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 25, 2021)

10.31	Trademark Assignment Agreement, dated October 15, 2020, between Superior Deals, Inc. and Albert Fouerti (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.32	Trademark Assignment Agreement, dated October 15, 2020, between 1 Stop Electronics, Inc. and Albert Fouerti (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.33#	Amendment to Employment Letter Agreement, dated June 3, 2021, between 1847 Goedeker Inc. and Douglas T. Moore (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 9, 2021)

10.34#	Separation and Release Agreement, dated August 30, 2021, between Douglas T. Moore and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2021)

10.35#	Amendment No. 1 to Separation Agreement and Release, dated September 17, 2021, between Douglas T. Moore and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

10.36#	Employment Agreement between Appliances Connection Inc. and Albert Fouerti (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on March 31, 2022)

10.37#	Employment Agreement between Appliances Connection Inc. and Elie Fouerti (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on March 31, 2022)

10.38#	Employment Letter Agreement, dated July 14, 2021, between 1847 Goedeker Inc. and Maria Johnson (incorporated by reference to Exhibit 10.1 to the Current Report filed on July 20, 2021)

10.39#	Employment Letter Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and Robert D. Barry (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.40#	Transition and Separation Agreement, dated January 31, 2022, between 1847 Goedeker Inc. and Robert D. Barry (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K filed on February 2, 2022)

10.41#	Independent Director Agreement between 1847 Goedeker Inc. and director Glyn C. Milburn, dated April 21, 2020, together with a schedule identifying other substantially identical agreements between the Company and each of its independent directors identified on the schedule and identifying the material differences between each of those agreements and the filed Independent Director Agreement (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on March 31, 2022)

10.42#	Independent Director Agreement between 1847 Goedeker Inc. and director G. Alan Shaw, dated October 17, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 21, 2021)

10.43#	Independent Director Agreement between 1847 Goedeker Inc. and director James M. Schneider, dated January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2022)

10.44#	Independent Director Agreement between 1847 Goedeker Inc. and director Alan P. Shor, dated May 18, 2021, (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 3, 2021)

10.45#	Indemnification Agreement between 1847 Goedeker Inc. and Ellery W. Roberts, dated May 7, 2020, together with a schedule identifying other substantially identical agreements between the Company and each of its directors identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 31, 2022)

10.46#	Indemnification Agreement between 1847 Goedeker Inc. and G. Alan Shaw, dated October 17, 2021, (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 21, 2021)

10.47#	Indemnification Agreement between 1847 Goedeker Inc. and James M. Schneider, dated January 14, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2022)

10.48#	1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on August 3, 2020)

10.49#	Amendment No. 1 to 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on May 3, 2021)

10.50#	Amendment No. 2 to 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed on December 28, 2021)

10.51#	Form of Stock Option Agreement for 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.52#	Form of Restricted Stock Award Agreement for 1847 Goedeker Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 filed on April 22, 2020)

10.53	Cooperation Agreement, dated October 15, 2021, by and among 1847 Goedeker Inc., David L. Kanen, Philotimo Fund, LP, Philotimo Focused Growth and Income Fund and Kanen Wealth Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2021)

10.54	Credit Agreement, dated as of May 9, 2022, among 1847 Goedeker Inc., Appliances Connection Inc., certain subsidiaries of the borrowers party thereto, Bank of America, N.A., certain lenders party thereto, BofA Securities, Inc., Manufacturers and Traders Trust Company and Webster Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2022)

10.55	Security and Pledge Agreement, dated as of May 9, 2022, among 1847 Goedeker Inc., Appliances Connection Inc., the Grantors thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2022)

10.56	First Amendment to Credit Agreement, dated as of July 25, 2023, by and among Polished.com Inc., Appliances Connection Inc., certain guarantors party thereto, certain lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed on July 31, 2023)

10.57	Settlement Agreement, dated December 21, 2022, between Albert Fouerti and Polished.com Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2022)

10.58#	Employment Letter Agreement, dated October 14, 2022, between Polished.com Inc. and Robert D. Barry. (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed on July 31, 2023)

10.59#	Engagement Agreement, dated October 14, 2022, between Polished.com Inc. and J.E. “Rick” Bunka. (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K filed on July 31, 2023)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 31, 2022)

23.1	Consent of Sadler, Gibb & Associates, LLC (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on July 31, 2023)

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed on July 31, 2023)

31.2	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed on July 31, 2023)

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on July 31, 2023)

32.2	Certifications of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed on July 31, 2023)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Certain confidential information contained in this exhibit has been redacted in accordance with Regulation S-K Item 601(b) because the information (i) is not material and (ii) is the type that the registrant treats as private or confidential.

#	Executive compensation plan or arrangement

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

POLISHED.COM INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2021
	(Unaudited)	(Unaudited)	As Restated (Unaudited)	As Restated (Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$28,433	$47,386	$25,983	$25,724
Restricted cash	1,733	1,733	2,583	8,067
Receivables, net	24,892	25,657	22,411	23,531
Vendor deposits	24,785	18,130	18,067	12,200
Merchandise inventory, net	44,488	56,750	46,203	52,393
Prepaid expenses and other current assets	9,825	6,335	5,540	5,980

Total Current Assets	134,156	155,991	120,787	127,895

Property and equipment, net	5,287	4,551	4,666	4,585
Operating lease right-of-use assets	12,512	13,327	14,135	14,937
Derivative instruments	3,540	-	-	-
Goodwill	191,614	191,614	191,614	191,614
Intangible assets, net	36,549	39,103	41,658	44,212
Other long-term assets	349	349	349	349

TOTAL ASSETS	$384,007	$404,935	$373,209	$383,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$70,602	$72,093	$84,717	$82,799
Due to related party	2,413	2,413	-	-
Customer deposits	7,955	16,750	12,590	28,815
Current portion of notes payable, net	6,009	5,395	7,907	7,910
Current portion of finance lease liabilities	115	118	120	65
Current portion of operating lease liabilities	3,808	3,747	3,688	3,874
Contingent note payable	200	200	200	198

Total Current Liabilities	91,102	100,716	109,222	123,661

Notes payable, net of current portion	92,727	94,645	47,180	48,559
Finance lease liabilities, net of current portion	252	279	306	121
Operating lease liabilities, net of current portion	9,865	10,838	11,796	12,493
Derivative instruments	-	936	-	-
Deferred tax liability, net	5,174	7,470	8,382	8,407

TOTAL LIABILITIES	199,120	214,884	176,886	193,241

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, June 30, September 30, or December 31, 2022	-	-	-	-
Common stock $0.0001 par value, 200,000,000 shares authorized; 106,387,332 shares issued and outstanding at December 31, 2021, 106,457,098 shares issued and outstanding at March 31, 2022, and 105,227,876 shares issued and outstanding at June 30, 2022 and September 30, 2022	11	11	11	11
Treasury stock, at cost	(2,000)	(2,000)	-	-
Additional paid-in capital	224,841	224,821	224,801	224,648
Accumulated deficit	(37,965)	(32,781)	(28,489)	(34,308)

TOTAL STOCKHOLDERS’ EQUITY	184,887	190,051	196,323	190,351

	$384,007	$404,935	$373,209	$383,592

POLISHED.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	25,615	19,549
Restricted cash	950	950
Receivables, net	16,693	26,650
Vendor deposits	30,078	25,022
Merchandise inventory, net	36,350	41,766
Prepaid expenses and other current assets	10,920	11,217

Total Current Assets	120,606	125,154

Property and equipment, net	4,975	5,075
Operating lease right-of-use assets	10,857	11,688
Derivative instruments	1,853	3,178
Goodwill	106,173	106,173
Intangible assets, net	9,542	10,296
Deferred tax asset, net	3	1
Other long-term assets	349	349

TOTAL ASSETS	254,358	261,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	80,938	81,537
Customer deposits	5,090	7,292
Current portion of notes payable, net	7,264	6,628
Current portion of finance lease liabilities	107	112
Current portion of operating lease liabilities	3,353	3,726

Total Current Liabilities	96,752	99,295

Notes payable, net of current portion	88,972	90,816
Finance lease liabilities, net of current portion	199	225
Operating lease liabilities, net of current portion	8,443	9,013

TOTAL LIABILITIES	194,366	199,349

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, 2023 or December 31, 2022	-	-
Common stock $0.0001 par value, 200,000,000 shares authorized; 105,469,878 and 105,227,876 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	$223,015	$222,827
Accumulated deficit	$(163,034)	$(160,273)

TOTAL STOCKHOLDERS’ EQUITY	$59,992	$62,565

	$254,358	$261,914

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

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended		Nine Months Ended
	June 30,	June 30,	September 30,	September 30,
	2022	2021	2022	2021
Product sales, net	$287,144	$77,769	$430,710	$219,637
Cost of goods sold	233,357	62,085	355,788	172,581
Gross profit	53,787	15,684	74,922	47,056

Operating Expenses
Personnel	14,048	6,753	22,396	15,300
Advertising	10,941	4,015	18,475	7,730
Bank and credit card fees	9,189	2,628	15,121	7,546
Depreciation and amortization	5,706	297	8,588	3,908
Loss on abandonment of right of use asset	-	1,437	-	1,437
General and administrative	7,818	5,097	15,078	9,176

Total Operating Expenses	47,702	20,227	79,658	45,097

INCOME (LOSS) FROM OPERATIONS	6,085	(4,543)	(4,736)	1,959

Other Income (Expenses)
Interest income	108	22	282	57
Adjustment in value of contingency	(2)	-	(2)	-
Interest expense	(1,243)	(1,251)	(2,594)	(2,350)
Gain (loss) on change in fair value of derivative instruments	(936)	-	3,540	-
Loss on settlement of debt	(3,241)	(1,748)	(3,241)	(1,748)
Other income (expense)	(90)	11	(140)	19

Total Other Income (Expenses)	(5,404)	(2,966)	(2,155)	(4,022)

NET INCOME (LOSS) BEFORE INCOME TAXES	681	(7,509)	(6,891)	(2,063)

INCOME TAX (EXPENSE) BENEFIT	846	8,048	3,234	5,919

NET INCOME (LOSS)	1,527	539	(3,657)	$3,856

Income per common share
Basic	$0.01	$0.03	$(0.03)	$0.08
Diluted	$0.01	$0.02	$(0.03)	$0.06

Weighted average common shares outstanding
Basic	106,080,764	21,410,073	105,792,287	50,047,045
Diluted	106,080,764	26,364,106	105,792,287	61,816,085

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

			Additional		Treasury	Total
	Common Stock		Paid-In	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Deficit	At Cost	Equity
Balance January 1, 2022	106,387,332	$11	$224,648	$(34,308)	-	$190,351
Issuance of common stock through equity incentive awards	69,766	-	120	-	-	120
Stock compensation expense	-	-	-	-	-	-
March 31, 2022	-	-	33	-	-	33
Net income for the three months ended March 31, 2022	-	-	-	5,819	-	5,819
Balance March 31, 2022 (Unaudited)	106,457,098	11	224,801	(28,489)		196,323
Purchase of treasury stock	(1,229,222)	-	-	-	(2,000)	(2,000)
Stock compensation expense	-	-	20	-	-	20
Net loss for the three months ended June 30, 2022	-	-	-	(4,292)	-	(4,292)
Balance June 30, 2022 (Unaudited)	105,227,876	11	224,821	(32,781)	(2,000)	190,051
Stock compensation expense	-	-	20	-	-	20
September 30, 2022	-	-	-	-	-	-
Net loss for the three months ended September 30, 2022	-	-	-	(5,184)	-	(5,184)
Balance September 30, 2022 (Unaudited)	105,227,876	11	224,841	(37,965)	(2,000)	184,887
Retire treasury stock	-	-	(2,000)	-	2,000	-
Stock compensation expense	-	-		-	-	-
December 31, 2022	-	-	(14)	-	-	(14)
Net loss for the three months ended December 31, 2022	-	-		(122,308)	-	(122,308)
Balance December 31, 2022	105,227,876	11	222,827	(160,273)	-	62,565
Issuance of common stock through equity incentive awards	83,011	-	60	-	-	60
Issuance of common stock in connection with employment agreements	158,991	-	120	-	-	120
Stock compensation expense	-	-	8	-	-	8
Net loss for the three months ended March 31, 2023	-	-	-	(2,761)	-	(2,761)
Balance March 31, 2023 (Unaudited)	105,469,878	$11	$223,015	$(163,034)	$-	$59,992

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended	Nine Months Ended
	March 31,	March 31,	June 31,	September 30,
	2023	2022	2022	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,761)	$5,819	$1,527	(3,657)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,070	2,819	5,706	8,588
Amortization of debt discount	54	185	406	460
Loss on settlement of debt	-	-	3,241	3,241
Stock-based compensation	68	153	173	193
Adjustment to contingent liability	-	2	2	2
Inventory reserve	-	57	157	557
Loss (Gain) on change in fair value of derivative instruments	1,325	-	936	(3,540)
Bad debt expense		121	175	411
Deferred tax benefit	(1)	(25)	(938)	(3,234)
Non-cash lease expense	831	801	1,610	2,425
Changes in operating assets and liabilities:
Accounts receivable	9,957	999	(2,301)	(1,772)
Deposits with vendors	(5,055)	(5,867)	(5,931)	(12,586)
Inventory	5,416	6,134	(4,513)	7,349
Prepaid expenses and other current assets	297	439	(355)	(3,846)
Accounts payable and accrued liabilities	(478)	1,918	(10,652)	(12,143)
Due to related party	-	-	2,413	2,413
Customer deposits	(2,202)	(16,225)	(12,065)	(20,860)
Operating lease liabilities	(944)	(884)	(1,781)	(2,694)
Net cash (used in) provided operating activities	7,577	(3,554)	(22,190)	(38,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(124)	(37)	(256)	(1,318)
Net cash used in investing activities	(124)	(37)	(256)	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	-	-	43,045	43,044
Repayment of notes payable	(1,356)	(1,615)	(3,223)	(4,580)
Repayments of financing lease liabilities	(31)	(19)	(48)	(78)
Purchase of treasury stock at cost	-	-	(2,000)	(2,000)
Net cash (used in) provided by in financing activities	(1,387)	(1,634)	37,774	36,386

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	6,066	(5,225)	15,328	(3,625)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	20,499	33,791	33,791	33,791

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	25,565	$28,566	$49,119	$30,167

Cash, cash equivalents, and restricted cash consist of the following:
End of the period
Cash and cash equivalents	$25,615	$25,983	$47,386	$28,433
Restricted cash	950	2,583	1,733	1,733

	$25,565	$28,566	$49,119	$30,166

Cash, cash equivalents, and restricted cash consist of the following:
Beginning of the period
Cash and cash equivalents	$19,549	$25,724	$25,724	$25,724
Restricted cash	950	8,067	8,067	8,067

	$20,499	$33,791	$33,791	$33,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,634	$639	$1,531	$2,731
Cash paid for income taxes	$-	$-	$-	$3,905
				-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in vesting of RSUs	$-	$-	$-	$-
Financed purchases of property and equipment	$94	308	$308	$308
Common stock issued in connection with employment agreements	$121	-	-	-
Debt discount on notes payable	$-	$-	$1,104	$1,104
Settlement of notes payable and interest through the issuance of a new note	$-	$-	$55,851	$55,851

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2023

Polished.com Inc.

/s/ J.E. “Rick” Bunka
Name:	J.E. “Rick” Bunka
Title:	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Barry
Name:	Robert D. Barry
Title:	Interim Chief Financial Officer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	Date

/s/ J.E. “Rick” Bunka	Chief Executive Officer (principal executive officer)	August 1, 2023
J.E. “Rick” Bunka

/s/ Robert D. Barry	Chief Financial Officer and Secretary (principal financial officer)	August 1, 2023
Robert D. Barry

/s/ Ellery W. Roberts	Executive Chairman of the Board of Directors	August 1, 2023
Ellery W. Roberts

/s/ Ellette A. Anderson	Director	August 1, 2023
Ellette A. Anderson

/s/ Clark R. Crosnoe	Director	August 1, 2023
Clark R. Crosnoe

/s/ Glyn C. Milburn	Director	August 1, 2023
Glyn C. Milburn

/s/ James M. Schneider	Director	August 1, 2023
James M. Schneider

/s/ G. Alan Shaw	Director	August 1, 2023
G. Alan Shaw

/s/ Alan P. Shor	Director	August 1, 2023
Alan P. Shor

/s/ Edward J. Tobin	Director	August 1, 2023
Edward J. Tobin

/s/ Houman Akhavan	Director	August 1, 2023
Houman Akhavan