Form 10-K/A
period 2022-12-31
Polished.com Inc.
filed 2023-08-08
CIK 1810140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Amendment No. 2

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

EXPLANATORY NOTE REGARDING THE AMENDMENT

This Amendment No. 2 to the Annual Report on Form 10-K of Polished.com Inc. is being filed solely to correct certain executive compensation information for Maria Johnson and Albert Fouerti in the Summary Compensation Table in Item 11 “Executive Compensation”.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
J.E. “Rick” Bunka,	2022	194,231	--	--	--	--	194,231
Interim Chief Executive Officer(3)	2021	--	--	--	--	--	--

Robert D. Barry,	2022	245,577	--	--	--	--	245,577
Interim Chief Financial Officer(4)	2021	290,793	25,000	25,000	--	11,508	352,301

Jody Rusnak,	2022	350,000	--	--	--	--	350,000
Chief Merchandising and Brand Innovation Officer(5)	2021	26,923	--	--	--	--	26,923

Maria Johnson,	2022	310,961	--	--	--	37,109	348,070
Former Chief Financial Officer(6)	2021	162,885	149,750	--	315,600	2,198	630,433

Albert Fouerti,	2022	306,308	--	--	--	--	306,308
Former Chief Executive Officer(7)	2021	210,000	175,000	--	--	--	385,000

(1)	Amounts represent cash bonuses.

(2)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718, determined without regard to estimated forfeitures. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the assumptions used in determining the FASB ASC 718 grant date fair value of these awards.

(3)	Mr. Bunka was appointed Interim Chief Executive Officer by the Board effective October 14, 2022.

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

(5)	Mr. Rusnak has served as our Chief Merchandizing and Brand Innovation Officer since November 2021.

(6)	Ms. Johnson served as our Chief Financial Officer from July 2021 until her resignation in October 2022. Other compensation for 2022 represents a vacation payout. Ms. Johnson received an annual incentive bonus of $134,750 in 2022 for her service in 2021. Other compensation for 2021 represents payments for parking her personal vehicle.

(7)	Mr. Fouerti served as our Chief Executive Officer from August 2021 until his resignation in October 2022. Mr. Fouerti received an annual incentive bonus of $175,000 in 2022 for his service in 2021.

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

Date: August 8, 2023

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

SIGNATURE	TITLE	Date

/s/ J.E. “Rick” Bunka	Chief Executive Officer (principal executive officer)	August 8, 2023
J.E. “Rick” Bunka

/s/ Robert D. Barry	Chief Financial Officer and Secretary (principal financial officer)	August 8, 2023
Robert D. Barry

/s/ Ellery W. Roberts	Executive Chairman of the Board of Directors	August 8, 2023
Ellery W. Roberts

/s/ Ellette A. Anderson	Director	August 8, 2023
Ellette A. Anderson

/s/ Clark R. Crosnoe	Director	August 8, 2023
Clark R. Crosnoe

/s/ Glyn C. Milburn	Director	August 8, 2023
Glyn C. Milburn

/s/ James M. Schneider	Director	August 8, 2023
James M. Schneider

/s/ G. Alan Shaw	Director	August 8, 2023
G. Alan Shaw

/s/ Alan P. Shor	Director	August 8, 2023
Alan P. Shor

/s/ Edward J. Tobin	Director	August 8, 2023
Edward J. Tobin

/s/ Houman Akhavan	Director	August 8, 2023
Houman Akhavan