Form 10-Q
period 2023-06-30
Polished.com Inc.
filed 2023-08-14
CIK 1810140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 10, 2023, there were 105,469,878 shares of the registrant’s common stock issued and outstanding.

Polished.com Inc.

Quarterly Report on Form 10-Q
Period Ended June 30, 2023

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

POLISHED.COM INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

POLISHED.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$8,977	$19,549
Restricted cash	4,687	950
Receivables, net	22,089	26,650
Vendor deposits	30,452	25,022
Merchandise inventory, net	39,448	41,766
Prepaid expenses and other current assets	10,141	11,217

Total Current Assets	115,794	125,154

Property and equipment, net	4,671	5,075
Operating lease right-of-use assets	10,019	11,688
Derivative instruments	3,752	3,178
Goodwill	106,173	106,173
Intangible assets, net	8,789	10,296
Deferred tax asset	-	1
Other long-term assets	350	349

TOTAL ASSETS	$249,548	$261,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$78,176	$81,537
Customer deposits	4,041	7,292
Current portion of notes payable, net	7,866	6,628
Current portion of finance lease liabilities	111	112
Current portion of operating lease liabilities	2,730	3,726

Total Current Liabilities	92,924	99,295

Notes payable, net of current portion	87,065	90,816
Finance lease liabilities, net of current portion	169	225
Operating lease liabilities, net of current portion	8,108	9,013
Deferred tax liability	286	-

TOTAL LIABILITIES	188,552	199,349

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 105,469,878 and 105,227,876 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	223,015	222,827
Accumulated deficit	(162,030)	(160,273)

TOTAL STOCKHOLDERS’ EQUITY	60,996	62,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,548	$261,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Product sales, net	$87,761	$138,463	$183,200	$287,144
Cost of goods sold	68,181	115,438	142,474	233,357
Gross profit	19,580	23,025	40,726	53,787

Operating Expenses
Personnel	6,021	7,402	12,505	14,048
Advertising	4,512	5,363	9,633	10,941
Bank and credit card fees	3,005	4,600	6,378	9,189
Depreciation and amortization	1,068	2,887	2,138	5,706
General and administrative	4,885	3,563	9,872	7,818

Total Operating Expenses	19,491	23,815	40,526	47,702

INCOME (LOSS) FROM OPERATIONS	89	(790)	200	6,085

Other Income (Expenses)
Interest income	375	64	732	108
Adjustment in value of contingency	-	-		(2)
Interest expense	(1,053)	(302)	(2,935)	(1,243)
Gain (loss) on change in fair value of derivative instruments	1,899	(936)	574	(936)
Loss on settlement of debt	-	(3,241)	-	(3,241)
Other income (expense)	22	(41)	104	(90)

Total Other Income (Expenses)	1,243	(4,456)	(1,525)	(5,404)

NET INCOME (LOSS) BEFORE INCOME TAXES	1,332	(5,246)	(1,325)	681

INCOME TAX (EXPENSE) BENEFIT	(328)	954	(432)	846

NET INCOME (LOSS)	$1,004	$(4,292)	$(1,757)	$1,527

Income per common share
Basic	$0.01	$(0.04)	$(0.02)	$0.01
Diluted	$0.01	$(0.04)	$(0.02)	$0.01

Weighted average common shares outstanding
Basic	105,469,878	105,774,197	105,425,640	106,080,764
Diluted	105,469,878	105,774,197	105,425,640	106,080,764

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the Three and Six Months Ended June 30, 2023

			Additional		Treasury	Total
	Common Stock		Paid-In	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Deficit	At Cost	Equity
Balance January 1, 2023	105,227,876	11	222,827	(160,273)	-	62,565
Issuance of common stock through equity incentive awards	83,011	-	60	-	-	60
Issuance of common stock in connection with employment agreements	158,991	-	120	-	-	120
Stock compensation expense	-	-	8	-	-	8
Net loss for the three months ended March 31, 2023	-	-	-	(2,761)	-	(2,761)
Balance March 31, 2023 (unaudited)	105,469,878	11	223,015	(163,034)	-	59,992
Net income for the three months ended June 30, 2023	-	-	-	1,004	-	1,004
Balance June 30, 2023 (Unaudited)	105,227,876	11	223,015	(162,030)	-	60,996

For the Three and Six Months Ended June 30, 2022

			Additional		Treasury	Total
	Common Stock		Paid-In	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Deficit	At Cost	Equity
Balance January 1, 2022	106,387,332	$11	$224,648	$(34,308)	-	$190,351
Issuance of common stock through equity incentive awards	69,766	-	120	-	-	120
Stock compensation expense for the three months ended March 31, 2022	-	-	33	-	-	33
Net income for the three months ended March 31, 2022	-	-	-	5,819	-	5,819
Balance March 31, 2022 (Unaudited)	106,457,098	11	224,801	(28,489)		196,323
Purchase of treasury stock	(1,229,222)	-	-	-	(2,000)	(2,000)
Stock compensation expense for the three months ended June 30, 2022	-	-	20	-	-	20
Net loss for the three months ended June 30, 2022	-	-	-	(4,292)	-	(4,292)
Balance June 30, 2022 (Unaudited)	105,227,876	$11	$224,821	$(32,781)	$(2,000)	$190,051

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,757)	$1,527
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,138	5,706
Amortization of debt discount	109	406
Loss on settlement of debt	-	3,241
Stock-based compensation	68	173
Adjustment to contingent liability	-	2
Inventory reserve	(500)	157
Loss (Gain) on change in fair value of derivative instruments	(574)	936
Bad debt expense	5	175
Deferred tax expense (benefit)	287	(938)
Non-cash lease expense	1,670	1,610
Changes in operating assets and liabilities:
Accounts receivable	4,555	(2,301)
Deposits with vendors	(5,430)	(5,931)
Inventory	2,818	(4,513)
Prepaid expenses and other current assets	1,075	(355)
Accounts payable and accrued liabilities	(3,240)	(10,652)
Due to related party	-	2,413
Customer deposits	(3,251)	(12,065)
Operating lease liabilities	(1,901)	(1,781)
Net cash (used in) provided operating activities	(3,928)	(22,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(134)	(256)
Net cash used in investing activities	(134)	(256)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	-	43,045
Repayment of notes payable	(2,716)	(3,223)
Repayments of financing lease liabilities	(57)	(48)
Purchase of treasury stock at cost	-	(2,000)
Net cash (used in) provided by financing activities	(2,773)	37,774

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6,835)	15,328
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	20,499	33,791

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$13,664	$49,119

Cash, cash equivalents, and restricted cash consist of the following:
End of the period
Cash and cash equivalents	$8,977	$47,386
Restricted cash	4,687	1,733

	$13,664	$49,119

Cash, cash equivalents, and restricted cash consist of the following:
Beginning of the period
Cash and cash equivalents	$19,549	$25,724
Restricted cash	950	8,067

	$20,499	$33,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,494	$1,531
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in vesting of RSUs	$-	$-
Financed purchases of property and equipment	$94	$308
Common stock issued in connection with employment agreements	$121	$-
Debt discount on notes payable	$-	$1,104
Settlement of notes payable and interest through the issuance of a new note	$-	$55,851

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Polished.com Inc. (the “Company,” “Polished.com Inc.,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in the Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Furthermore, interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or future periods.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company adopted this guidance on January 1, 2023. The Company’s adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023. The Company’s adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables made to borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The ASU is effective January 1, 2023, and is required to be applied prospectively, except for the recognition and measurement of TDRs which can be applied on a modified retrospective basis. The Company adopted this guidance on January 1, 2023. The Company’s adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

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

As of June 30, 2023, we had cash and cash equivalents of $13.7 million including restricted cash of $4.7 million and vendor deposits of $30.5 million. For the six months ended June 30, 2023, we had operating income of approximately $0.2 million, cash flows used in operations of $3.9 million and working capital of $22.9 million. As of and for the year ended December 31, 2022, we had an operating loss of $128.3 million (including a non-cash impairment charge of $109.1 million), cash used in operations of $46.7 million, cash and cash equivalents of $20.5 million including restricted cash of $0.95 million and working capital of $25.9 million.

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

Based on the initial assessment, substantial doubt exists regarding our ability to continue as a going concern. Management then assessed the mitigating effect of its plans to determine if it is probable that the plans (1) would be effectively implemented within one year after the filing date of this report, when the accompanying financial statements are being issued and (2) when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

As discussed below, the Company has implemented plans which encompass short-term cash preservation initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company has either taken or intends to take, the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to continue as a going concern:

●	As described in Note 8, the Company entered into a loan amendment of their term loan and revolver loan agreement with Bank of America, in which Bank of America waived specific technical defaults and re-established a revolver loan commitment balance of $10 million.

●	We are taking concrete steps to improve efficiency and profitability through headcount reductions and consolidation of operations including the imminent consolidation of two existing New Jersey warehouses into one new warehouse.

●	We hired an internationally recognized firm of digital advertising consultants to help us improve our return on advertising spend, which we believe when completed will result in more sales per dollar of advertising expense.

●	We are implementing new financing initiatives for our customers, including a new store-branded credit card and a leasing alternative for customers who do not qualify for conventional credit, and we have added a new payment processor which will provide additional liquidity compared to our incumbent processor.

●	We have changed our sales focus to emphasizing the sale of high-margin luxury products, as opposed to mass-market appliances, began becoming dealers for higher-margin small appliances and promoting them on our website, and have begun actively negotiating improved terms with several of our largest appliance vendors.

Management has prepared estimates of operations for fiscal years 2023 and 2024 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of these consolidated financial statements in the Company’s 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of these condensed consolidated financial statements, indicate improved operations and the Company’s ability to continue operations as a going concern.

NOTE 4—DISAGGREGATION OF REVENUES

The Company sells a vast assortment of household appliances, including refrigerators, ovens, dishwashers, microwaves, freezers, washers and dryers. In addition to appliances, we also offer a broad assortment of products in the furniture, décor, bed & bath, lighting, outdoor living, electronics categories, fitness equipment, plumbing fixtures, air conditioners, fireplaces, fans, dehumidifiers, humidifiers, air purifiers and televisions.

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

The Company’s disaggregated revenue by product type is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2023	2022	2023	2022
Appliance sales	$77,505	$128,242	$164,177	$266,791
Furniture and other sales	10,256	10,221	19,023	20,353

Total	$87,761	$138,463	$183,200	$287,144

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

NOTE 5—SUPPLEMENTAL FINANCIAL STATEMENT DISCLOSURES

Recivables

Receivables at June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022

Trade accounts receivable	$13,325	$13,691
Vendor rebates receivable	8,046	8,514
Other receivables	2,230	5,951

Total receivables	23,601	28,156
Less allowance for doubtful accounts	(1,512)	(1,506)

Total receivables, net	$22,089	$26,650

Merchandise Inventory

Inventory as June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022

Appliances	$37,625	$39,702
Furniture and other	3,112	3,853

Total merchandise inventory	40,737	43,555
Less reserve for obsolescence	(1,289)	(1,789)

Total merchandise inventory, net	$39,448	$41,766

Property and Equipment

Property and equipment at June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022

Warehouse equipment	$291	$291
Financed warehouse	515	515
Furniture and fixtures	332	324
Transportation equipment	1,566	1,466

Leasehold improvements	3,251	3,131
Showroom inventory	1,037	1,037

Total property and equipment	6,992	6,764
Less: accumulated depreciation	(2,321)	(1,689)

Property and equipment, net	$4,671	$5,075

Depreciation expense for the three and six months ended June 30, 2023 and 2022, was $0.3 million and $0.6 million, respectively.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

Intangible Assets

The following table provides a breakdown of identifiable intangible assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Customer relationships	$3,461	$3,461
Marketing related - tradename	6,835	6,835
Total intangible assets	10,296	10,296
Accumulated amortization	(1,507)	(-)

Intangible assets, net	$8,789	$10,296

Amortization expense for the three and six months ended June 30, 2023, was $0.8 million and $1.5 million, respectively. In comparison, amortization expense for the three and six months ended June 30, 2022, was $2.6 million and $5.1 million, respectively.

These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 2.9 years.

At June 30, 2023, estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2023 (Remainder of year)	$1,507
2024	3,013
2025	3,013
2026	1,256

Total	$8,789

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022

Trade accounts payable	$38,945	$34,345
Accrued sales tax	30,397	36,196
Accrued payroll liabilities	697	680
Accrued interest	19	37
Accrued liability for sales returns	3,916	3,916
Credit cards payable	81	32
Accrued insurance	-	1,180
Other accrued liabilities	4,121	5,151

Total accounts payable and accrued expenses	$78,176	$81,537

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

NOTE 6—OPERATING LEASES

The following was included in our unaudited condensed consolidated balance sheet at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022

Operating lease right-of-use assets	$10,019	$11,688

Lease liabilities, current portion	2,730	3,726
Lease liabilities, long-term	8,108	9,013

Total operating lease liabilities	$10,838	$12,739

Weighted-average remaining lease term (months)	76	73

Weighted average discount rate	3.9%	3.9%

Operating lease expense for the three and six months ended June 30, 2023 and 2022, was $0.9 million and $1.9 million, respectively.

As of June 30, 2023, maturities of operating lease liabilities were as follows, in thousands:

Years Ending December 31,	Amount
2023 – Remainder of year	$2,029
2024	1,808
2025	1,489
2026	1,532
2027	1,284
Thereafter	4,159

Total	12,301
Less: imputed interest	(1,463)

Total operating lease liabilities	$10,838

Finance Leases

The Company has three finance leases. At June 30, 2023, the total amount due on these leases was $0.3 million.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

NOTE 7—RELATED PARTIES

On March 15, 2022, the Company entered into a lease for additional office space with 8780 19th Ave LLC (“Landlord”), an entity owned by Albert and Elie Fouerti, the Company’s former Chief Executive and Chief Operating Officer, respectively. The Company contends that the lease required the Landlord do certain work at Landlord’s expense to improve the building at a cost of approximately $1.2 million. Landlord has refused to pay for this work, contending that this expense was the Company’s responsibility. In addition, the total remaining amount due on the lease at June 30, 2023 is also approximately $1.2 million. Landlord contends that the Company is in default of the lease for failing to pay rent. The Company disagrees that its rent obligations have been triggered and further contends that Landlord has violated the lease by failing to pay for the work. The Company and the Landlord remain in dispute over these issues.

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

During the six months ended June 30, 2023, total purchases from DMI represented approximately 65% of total purchases. At June 30, 2023 vendor deposits at DMI totaled $30.5 million.

Lease Agreements

The Company has lease agreements with 1870 Bath Ave. LLC, 812 and 5th Ave Realty LLC. These two entities are owned by the Company’s former Chief Executive Officer and Chief Operating Officer. In addition, the Company has a sublease agreement with DMI. The total rent expense under these related party leases was $0.8 million for the six months ended June 30, 2023.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

NOTE 8—NOTES PAYABLE

Credit Facilities

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

As of June 30, 2023, the carrying value of the Term Loan was $94.1 million, comprised of principal of $95.0 million, net of unamortized loan costs of $0.9 million. Loan costs before amortization included $1.1 million of lender and other fees.

As a result of our technical non-compliance with specified loan covenants for both the Bank of America Term Loan and Revolving Loan, based in part due to our failure to timely deliver financial statements, Bank of America froze the $40.0 million Revolving Loan before any borrowings had been made against the facility.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

On July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “Amendment”), in part, to waive events of defaults on its existing credit agreement. The Amendment requires the Company to pay the existing Term Facility and Revolving Facility by August 31, 2024 (the “Maturity Date”). The Revolving Loan decreased to $10,000,000 from and after July 25, 2023. The Letter of Credit commitments decreased to $2,000,000 and the Swing Line Loan was eliminated. The Amendment also establishes a new EBITDA covenant and requires the Company to maintain minimum liquidity of $8.0 million including restricted cash and $3.0 million excluding restricted cash. Liquidity as defined in the Amendment includes Cash and certain qualifying customer and credit card accounts receivable.

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

On May 9, 2022, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to SOFR (see Note 9). The initial notional amount of the swap is $100 million with a termination date of May 31, 2027. As a result of the swap, the Company pays interest at a fixed rate of 2.9%, plus applicable margins.

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

Vehicle Loans

The Company has financed purchases of transportation vehicles with notes payable, which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.8% to 5.7%. As of June 30, 2023, the outstanding balance of these vehicle loans is $0.8 million.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

Maturities of Notes Payable are as follows:

June 30,
For the years ended December 31,	2023
2023 (Remainder of year)	$3,946
2024	91,584
2025	201
2026	29
2027	21
Thereafter	-
Total	95,781
Less: Loan costs	(850)
Total	$94,931
Amount classified as a current liability	$7,866
Amount classified as long-term liability	87,065

Total	$94,931

NOTE 9—DERIVATIVE INSTRUMENTS (INTEREST RATE SWAP):

On May 9, 2022, the Company entered into a Term Loan agreement with Bank of America, N.A. (See Note 11). On the same day, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to SOFR under the Term Loan with a notional amount of $100 million. The interest rate swap became effective on May 9, 2022, and will terminate on May 31, 2027. The Company receives variable interest payments monthly based on a one-month SOFR and pays a fixed rate of 2.93% to the counterparty.

As of June 30, 2023, the fair value of the interest rate swap agreement was $3.8 million and was classified as a derivative asset in our consolidated balance sheet. During the three and six months ended June 30, 2023 the Company recognized a $1.9 million and $0.6 million gain, respectively on the change in fair value of the interest rate swap.

The Company classified the interest rate swap in Level 2 of the fair value hierarchy.

NOTE 10—STOCKHOLDERS' EQUITY

As of June 30, 2023, the Company was authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. At June 30, 2023 and December 31, 2022, there were 105,469,878 and 105,227,876 shares of common stock outstanding, respectively.

Stock Options

Below is a table summarizing the changes in stock options outstanding during the six months ended June 30, 2023:

		Weighted -Average
	Options	Exercise Price

Outstanding at December 31, 2022	37,500	$3.10

Granted	86,550	$0.58
Exercised
Forfeited	(37,500)	3.10

Outstanding at June 30, 2023	86,550	$0.58

Exercisable at June 30, 2023	-	-

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

During the six months ended June 30, 2023, 37,500 stock options were forfeited, as a result of employee terminations.

Stock-based compensation expense of $0.2 million was recorded during the Six months ended June 30, 2023. As of June 30, 2023, the remaining unrecognized compensation cost related to non-vested stock options is $0.03 million and is expected to be recognized over 3.5 years. The outstanding stock options have a weighted average remaining contractual life of 9.5 years and a total intrinsic value of $nil.

Warrants

Below is a table summarizing the changes in warrants outstanding during the six months ended June 30, 2023

		Weighted- Average
	Warrants	Exercise Price

Outstanding at December 31, 2022	92,514,423	$2.30

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at June 30, 2023	92,514,423	$2.30

Exercisable at June 30, 2023	92,514,423	$2.30

As of June 30, 2023, the outstanding warrants have a weighted average remaining contractual life of 2.9 years and a total intrinsic value of $nil.

NOTE 11—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share for the following periods consisted of the following (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Basic Earnings (Loss) Per Share

Net income (loss)	$1,004	$(4,292)	$(1,757)	$1,527
Basic weighted average common shares outstanding	105,469,878	105,774,197	105,425,640	106,080,764
Basic earnings (loss) per share	$0.01	$(0.04)	$(0.02)	$(0.01)

Effect of dilutive stock options and warrants	-	-	-	-
Diluted weighted average common shares outstanding	105,469,878	105,774,197	105,425,640	106,080,764

Diluted earnings (loss) per share	$0.01	$(0.04)	$(0.02)	$(0.01)

For the three and six months ended June 30, 2023 and 2022, there were 92,600,973 and 92,664,423, respectively, potentially diluted options and warrants were excluded from the diluted EPS calculations as their effect is anti-dilutive.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

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

On October 31, 2022, a putative shareholder class action was filed against Polished.com Inc. (the “Company”) and certain of its current and former officers and directors, as well as certain underwriters of the Company’s 2020 initial public offering (the “IPO”). The action was commenced in the United States District Court for the Eastern District of New York court and is captioned Maschhof v. Polished.com Inc., et al., No. 1:22-cv-06606. The complaint asserts violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Securities Exchange Act of 1934 arising from alleged misstatements and omissions made in certain of the Company’s SEC filings made in connection with the IPO. On or about December 20, 2022, plaintiffs filed a motion for the appointment of lead plaintiff and lead counsel. Although that motion is fully briefed, to date, oral argument has yet to be scheduled.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 and 2022 (UNAUDITED)

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

For the six months June 30, 2023, the Company approximately 65% of purchases were made from DMI.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 14—SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company signed a letter of intent for a sublease from DMI, a related party for a new warehouse in a building being leased by DMI. The new lease will allow the Company to close its two existing New Jersey warehouses and consolidate operations into one new warehouse. The lease, which is expected to be finalized in the fourth quarter of 2023 or the first quarter of 2025 is for 228,000 square feet for seven years at a cost of approximately $15 per square foot, including common area charges with annual increases of 3.75%.

On July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “Amendment”), in part, to waive events of defaults on its existing credit agreement. The Amendment requires the Company to pay the existing Term Facility and Revolving Facility by August 31, 2024 (the “Maturity Date”). The Revolving Loan decreased to $10,000,000 from and after July 25, 2023. The Letter of Credit commitments decreased to $2,000,000 and the Swing Line Loan was eliminated. The Amendment also establishes a new EBITDA covenant and requires the Company to maintain minimum liquidity of $8.0 million including restricted cash and $3.0 million excluding restricted cash. Liquidity as defined in the Amendment includes Cash and certain qualifying customer and credit card accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except as otherwise indicated by the context and for the purposes of this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” or “our” refer to Polished.com Inc., a Delaware corporation, and its consolidated subsidiaries, including but not limited to, 1 Stop Electronics Center, Inc., a New York corporation (“1 Stop”), Gold Coast Appliances, Inc., a New York corporation (“Gold Coast”), Superior Deals Inc., a New York corporation (“Superior Deals”), Joe’s Appliances LLC, a New York limited liability company (“Joe’s Appliances”), and YF Logistics LLC, a New Jersey limited liability company (“YF Logistics” and together with 1 Stop, Gold Coast, Superior Deals, and Joe’s Appliances, “Appliances Connection”), and AC Gallery Inc., a Delaware corporation (“AC Gallery”). The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the section “Cautionary Statement Regarding Forward-Looking Statements” and in our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading Item 1A “Risk Factors.”

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto, which are included in Part I, Item 1 of this Form 10-Q.

We operate a content-driven and technology-enabled shopping destination for appliances, furniture and home goods. With warehouse fulfillment centers in the Northeast and Midwest, as well as showrooms in Brooklyn, New York, and Largo, Florida. We offer one-stop shopping for national and global brands. We carry many household name-brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and also carry many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Jenn-Air, and Viking, among others. We also sell furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builder and business clients.

Recent Developments

Amendment of Bank of America Credit Agreement

On July 25, 2023, the Company and Bank of America amended their Credit Agreement (the “Amendment”), in part, to waive events of defaults on its existing credit agreement. The Amendment requires the Company to pay the existing Term Facility and Revolving Facility by August 31, 2024 (the “Maturity Date”). The Revolving Loan decreased to $10,000,000 from and after July 25, 2023. The Letter of Credit commitments decreased to $2,000,000 and the Swing Line Loan was eliminated. The Amendment also establishes a new EBITDA covenant and requires the Company to maintain minimum liquidity of $8.0 million including restricted cash and $3.0 million excluding restricted cash. Liquidity as defined in the Amendment includes Cash and certain qualifying customer and credit card accounts receivable.

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

Concurrent with closing of the Bank of America loan, the Company purchased a fixed rate loan swap (See Note 9) capping its interest rate at 2.9%, plus applicable margins.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations for the three months ended June 30, 2023 and 2022, in thousands and as a percentage of our revenue.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2023		June 30, 2022
	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$87,761	100.0%	$138,463	100.0%
Cost of goods sold	68,181	77.7%	115,438	83.4%
Gross profit	19,580	22.3%	23,025	16.6%

Operating Expenses
Personnel	6,021	6.9%	7,402	5.3%
Advertising	4,512	5.1%	5,363	3.9%
Bank and credit card fees	3,005	3.4%	4,600	3.3%
Depreciation and amortization	1,068	1.2%	2,887	2.1%
General and administrative	4,885	5.6%	3,563	2.6%

Total Operating Expenses	19,491	22.2%	23,815	17.2%

INCOME (LOSS) FROM OPERATIONS	89	0.1%	(790)	(0.6)%

Other Income (Expenses)
Interest income	375	0.4%	64	0.1%
Interest expense	(1,053)	(1.2)%	(302)	(0.3)%

Gain (loss) on change in fair value of derivative instruments	1,899	2.2%	(936)	(0.7)%

Loss on settlement of debt	-	-	(3,241)	(2.3)%
Other income (expense)	22	-%	(41)	-%

Total Other Income (Expenses)	1,243	1.4%	(4,456)	(3.2)%

NET INCOME (LOSS) BEFORE INCOME TAXES	1,332	1.5%	(5,246)	(3.8)%

INCOME TAX EXPENSE (BENEFIT)	(328)	(0.4)	954	0.7%

NET INCOME (LOSS)	$1,004	1.1%	$(4,292)	(3.1)%

Product sales, net. We generate revenue from the retail sale of appliances, furniture, home goods and related products. Our product sales were $87.8 million for the three months ended June 30, 2023, as compared to $138.5 million for the three months ended June 30, 2022, a decrease of $50.7 million, or 36.6%. The decrease in sales is attributable to several factors including a general slowdown in the economy, inflation, an increase in interest rates which affects the mass market, and a decline in the luxury market, particularly the remodeling business. Also, in 2022, the Company pursued a policy of revenue growth with less emphasis on profitability.

Cost of goods sold. Our costs of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their product. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $68.2 million for the three months ended June 30, 2023, as compared to $115.4 million for the three months ended June 30, 2022, a decrease of $47.3 million, or 40.9%. The decrease is related to reduced sales for the three months ended June 30, 2023.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $19.6 million for the three months ended June 30, 2023, as compared to $23.0 million for the three months ended June 30, 2022, a decrease of $3.4 million, or 15.0%. Our gross margin (gross profit as a percentage of net sales) was 22.3% for the three months ended June 30, 2023and 16.6% for the three months ended June 30, 2022. The improvement in the gross profit percentage is the result of management’s emphasis on profitability as opposed to revenue growth.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, training costs and stock compensation expense. Our personnel expenses were $6.0 million for the three months ended June 30, 2023, as compared to $7.4 million for the three months ended June 30, 2022, a decrease of $1.4 million, or 18.7%. As a percentage of net sales, personnel expenses were 6.9% and 5.3% for the three months ended June 30, 2023 and 2022, respectively. In 2023, management made a conscious decision to adjust headcount to match revenue.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $4.5 million for the three months ended June 30, 2023, as compared to $5.4 million for the three months ended June 30, 2022, a decrease of $0.9 million, or 15.9%. As a percentage of net sales, advertising expenses were 5.1% and 3.9% for the three months ended June 30, 2023 and 2022, respectively.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card purchases made by customers and to third party sellers on whose websites we sell parts and other small items. Our bank and credit card fees were $3.0 million for the three months ended June 30, 2023, as compared to $4.6 million for the three months ended June 30, 2022, a decrease of $1.6 million, or 34.7%. As a percentage of net sales, bank and credit card fees were 3.4% and 3.3% for the three months ended June 30, 2023 and 2022, respectively. Bank and credit card fees are based on customer orders that are paid with a credit card (substantially all orders), so the decrease was largely due to the decline in sales.

Depreciation and amortization. Depreciation and amortization was $1.1 million, or 1.2% of net sales, for the three months ended June 30, 2023, as compared to $2.9 million, or 2.1% of net sales, for the three months ended June 30, 2022. The decrease is the result of the 2022 impairment charge that reduced the amount of intangible assets to be amortized.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $4.9 million for the three months ended June 30, 2023, as compared to $3.6 million for the three months ended June 30, 2022, an increase of $1.3 million, or 37.1%. As a percentage of net sales, general and administrative expenses were 5.6% and 2.6% for the three months ended June 30,2023 and 2022, respectively. The increase results from higher insurance premiums and professional fees, including the necessity to reaudit and restate 2021.

Following is a summary of general and administrative expenses for the three months ended June 30, 2023 and 2022

	Three Months Ended June 30
	2023	2022
Professional fees	$1,798	$1,172
Insurance	1,153	513
Rent	1,109	1,010
All other	825	868

Total	$4,885	$3,563

Total other income (expense). We had $1.2 million in total other income, net, for the three months ended June 30, 2023, as compared to total other expense, net, of $4.5 million for the three months ended June 30, 2022. Total other income, net, for the three months ended June 30, 2023 consisted primarily of a gain on the change in fair value of a derivative of $1.9 million and interest income of $0.4 million, offset by interest expense of $1.1 million. Total other expense, net, for the three months ended June 30, 2022 consisted of a loss of $3.2 million on the settlement of a debt obligation, a change in the fair value of a derivative of $0.9 million, and interest expense of $0.3 million offset by interest income of $0.06 million.

Income tax benefit (expense). We had an income tax expense of $0.3 million for the three months ended June 30, 2023, as compared to an income tax benefit of $1.0 million for the three months ended June 30, 2022.

Net income (loss). As a result of the cumulative effect of the factors described above, we had net income of $1.0 million for the three months ended June 30, 2023, as compared to a net loss of $4.3 million for the three months ended June 30, 2022, an increase of $5.3 million, or 123.4%.

Comparison of the six months ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations for the six months ended June 30, 2023 and 2022, in thousands and as a percentage of our revenue.

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
	Amount	% of Net Sales	Amount	% of Net Sales
Product sales, net	$183,200	100.0%	$287,144	100.0%
Cost of goods sold	142,474	77.8%	233,357	81.3%
Gross profit	40,726	22.2%	53,787	18.7%

Operating Expenses
Personnel	12,505	6.8%	14,048	4.9%
Advertising	9,633	5.3%	10,941	3.8%
Bank and credit card fees	6,378	3.4%	9,189	3.2%
Depreciation and amortization	2,138	1.2%	5,706	2.0%
General and administrative	9,872	5.4%	7,818	2.7%

Total Operating Expenses	40,526	22.1%	47,702	16.6%

INCOME FROM OPERATIONS	200	0.1%	6,085	2.1%

Other Income (Expenses)
Interest income	732	0.4%	108	(0.0)%
Adjustment in value of contingency	-	-	(2)	(0.0)%
Interest expense	(2,935)	(1.6)%	(1,243)	(0.4)%
Gain (loss) on change in fair value of derivative instruments	574	0.3%	(936)	(0.3)%
Loss on settlement of debt	-	-	(3,241)	(1.1)%
Other income (expense)	104	0.1%	(90)	(0.0)%

Total Other Expenses	(1,525)	(0.8)%	(5,404)	(1.9)%

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,325)	(0.7)%	681	0.2%

INCOME TAX (EXPENSE) BENEFIT	(432)	(0.3)%	846	0.3%

NET INCOME (LOSS)	$(1,757)	(1.0)%	$1,527	0.5%

Product sales, net. We generate revenue from the retail sale of appliances, furniture, home goods and related products. Our product sales were $183.2 million for the six months ended June 30, 2023, as compared to $287.1 million for the six months ended June 30, 2022, a decrease of $103.9 million, or 36.2%. The decrease in sales is attributable to several factors including a general slowdown in the economy, inflation, an increase in interest rates which affects the mass market, and a decline in the luxury market, particularly the remodeling business. Also, in 2022, the Company pursued a policy of revenue growth with less emphasis on profitability.

Cost of goods sold. Our costs of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their product. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $142.5 million for the six months ended June 30, 2023, as compared to $233.4 million for the six months ended June 30, 2022, a decrease of $90.9 million, or 39.0%.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $40.7 million for the six months ended June 30, 2023, as compared to $53.8 million for the six months ended June 30, 2022, a decrease of $13.1 million, or 24.3%. Our gross margin (gross profit as a percentage of net sales) was 22.2% for the six months ended June 30, 2023 and 18.7% for the six months ended June 30, 2022. The improvement in the gross profit percentage is the result of management’s emphasis on profitability as opposed to revenue growth. The decrease in gross profit results from reduced sales. The increase in gross margin results from management’s emphasis on profitability in the current period.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, training costs and stock compensation expense. Our personnel expenses were $12.5 million for the six months ended June 30, 2023, as compared to $14.0 million for the six months ended June 30, 2022, a decrease of $1.5 million, or 11.0%. As a percentage of net sales, personnel expenses were 6.8% and 4.9% for the six months ended June 30, 2023 and 2022, respectively. In 2023, management made a conscious decision to adjust headcount to match revenue.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $9.6 million for the six months ended June 30, 2023, as compared to $10.9 million for the six months ended June 30, 2022, a decrease of $1.3 million, or 12.0%. As a percentage of net sales, advertising expenses were 5.3% and 3.8% for the six months ended June 30, 2023 and 2022, respectively.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card purchases made by customers and to third party sellers on whose websites we sell parts and other small items. Our bank and credit card fees were $6.4 million for the six months ended June 30, 2023, as compared to $9.2 million for the six months ended June 30, 2022, a decrease of $2.8 million, or 30.5%. As a percentage of net sales, bank and credit card fees were 3.5% and 3.2% for the six months ended June 30, 2023 and 2022, respectively. Bank and credit card fees are based on customer orders that are paid with a credit card (substantially all orders), so the decrease was largely due to the decline in sales.

Depreciation and amortization. Depreciation and amortization was $2.1 million, or 1.2% of net sales, for the six months ended June 30, 2023, as compared to $5.7 million, or 2.0% of net sales, for the six months ended June 30, 2022. The decrease is the result of the 2022 impairment charge that reduced the amount of intangible assets to be amortized.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $9.9 million for the six months ended June 30, 2023, as compared to $7.8 million for the six months ended June 30, 2022, an increase of $2.1 million, or 26.3%. As a percentage of net sales, general and administrative expenses were 5.4% and 2.7% for the six months ended June 30,2023 and 2022, respectively. The increase results from higher insurance premiums and professional fees, including the necessity to reaudit 2021.

Following is a summary of general and administrative expenses for the three months ended June 30, 2023 and 2022

	Six Months Ended June 30
	2023	2022
Professional fees	$3,184	$2,596
Insurance	2,523	1,682
Rent	2,192	2,056
All other	1,973	1,484

Total	$9,872	$7,818

Total other income (expense). We had $1.5 million in total other expense, net, for the six months ended June 30, 2023, as compared to total other expense, net, of $5.4 million for the six months ended June 30, 2022. Total other expense, net, for the six months ended June 30, 2023 consisted primarily of interest expense of $2.9 million, a gain on the change in fair value of a derivative of $0.6 million and interest income of $0.7 million. Total other expense, net, for the six months ended June 30, 2022 consisted of a $3.2 million loss on settlement of a debt obligation, a loss on the fair value of a derivative of $0.9 million, and interest expense of $1.2 million offset by interest income of $0.1 million.

Income tax benefit (expense). We had an income tax expense of $0.4 million for the six months ended June 30, 2023, as compared to an income tax benefit of $1.0 million for the six months ended June 30, 2022.

Net income (loss). As a result of the cumulative effect of the factors described above, we had a net loss of $1.8 million for the six months ended June 30, 2023, as compared to net income of $1.5 million for the six months ended June 30, 2022, a decrease of $3.3 million, or 215.1%.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $13.7 million including restricted cash of $4.7 million. For the six months ended June 30, 2023, we had operating income of approximately $0.2 million, cash flows used in operations of $3.9 million and working capital of $22.9 million. As of and for the year ended December 31, 2022, we had an operating loss of $128.3 million (including a non-cash impairment charge of $109.1 million), cash used in operations of $46.7 million, cash and cash equivalents of $20.5 million including restricted cash of $0.95 million and working capital of $25.9 million.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2023 and 2022 (in thousands).

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(3,928)	$(22,190)
Net cash used in investing activities	(134)	(256)
Net cash (used in) provided by financing activities	(2,773)	37,774

Net change in cash, cash equivalents, and restricted cash	$(6,835)	$15,328

Cashflows used in operating activities. Our net cash used in operating activities was $3.9 million for the six months ended June 30, 2023, as compared to net cash used in operating activities of $22.2 million for the six months ended June 30, 2022. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Net loss was $1.8 million for the six months ended June 30, 2023 compared to a net income of $1.5 million for the six months ended June 30, 2022,

●	Cash provided (used) by receivables was $4.6 million and ($2.3) million for the six months ended June 30, 2023 and 2022, respectively,

●	Cash used by vendor deposits was $5.4 million and $5.9 million for the six months ended June 30, 2023 and 2022, respectively

●	Cash provided by (used in) inventories was $2.8 million and ($4.5) million for the six months ended June 30, 2023 and 2022, respectively, due to efforts to manage inventory levels to support revenue levels in the respective years,

●	Cash used by accounts payable and accrued expenses was $3.2 million and $10.7 million for the six months ended June 30, 2023 and 2022, respectively, and

●	Cash used by customer deposits was $3.3 million and $12.1 million for the six months ended June 30, 2023 and 2022, respectively. Prior to July 2022, on certain sales transactions, the Company charged a customer’s card when an order was placed. After July 2022, the customer’s card was charged when the order shipped. The large decline in customer deposits results from shipping or refunding customer orders that had previously been paid.

Cashflows provided by investing activities. Our net cash used in investing activities was $0.1 million for the six months ended June 30, 2023, as compared to $0.3 million for the six months ended June 30, 2022. The cash used in both years was for purchases of property and equipment.

Cashflows (used in) provided by financing activities. Our net cash used in financing activities was ($2.8) million for the six months ended June 30, 2023, as compared to net cash provided by financing activities of $37.8 million for the six months ended June 30, 2022.

Significant changes in financing activities affecting cash flows during these years included:

●	Net cash received from notes payable proceeds of $43.0 million for the six months ended June 30, 2022,

●	Repayments of notes payable of $2.7 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively, and

●	Stock repurchases of $2.0 million for the six months ended June 30, 2022.

Credit Facilities

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

As of June 30, 2023, the carrying value of the Term Loan was $94.1 million, comprised of principal of $95.0 million, net of unamortized loan costs of $0.9 million.

As a result of our technical non-compliance with specified loan covenants for both the Bank of America Term Loan and Revolving Loan, based in part due to our failure to timely deliver financial statements, Bank of America froze the $40.0 million Revolving Loan before any borrowings had been made against the facility.

On July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “Amendment”), in part, to waive events of defaults on its existing credit agreement. The Amendment requires the Company to pay the existing Term Facility and Revolving Facility by August 31, 2024 (the “Maturity Date”). The Revolving Loan decreased to $10,000,000 from and after July 25, 2023. The Letter of Credit commitments decreased to $2,000,000 and the Swing Line Loan was eliminated. The Amendment also establishes a new EBITDA covenant and requires the Company to maintain minimum liquidity of $8.0 million including restricted cash and $3.0 million excluding restricted cash. Liquidity as defined in the Amendment includes Cash and certain qualifying customer and credit card accounts receivable.

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

The Company expensed management fees of $0.06 and $0.13million for the three and six months ended June 30, 2023 and 2022, respectively.

Leases

On April 5, 2019, the Company entered into a lease agreement with S.H.J., L.L.C. for its prior principal office in Ballwin, Missouri. The lease is for a term of five years and provides for a base rent of $45,000 per month. In addition, the Company is responsible for all taxes and insurance premiums during the lease term. The lease agreement contains customary events of default, representations, warranties, and covenants. The termination date of this lease agreement is April 4, 2024.

On May 31, 2019, YF Logistics entered into a sublease agreement with Dynamic Marketing, Inc. (“DMI”) for its warehouse space in Hamilton, NJ. The initial term of the sublease was for a period commencing on June 1, 2019 and terminating on April 30, 2020, with automatic renewals for successive one-year terms until the earlier of (i) termination by either upon thirty days’ prior written notice or (ii) April 30, 2024. The sublease provides for a base rent equal to 71.43% of the base rent paid by DMI under its lease for the premises, plus 71.43% of any taxes, operating expenses, additional charges or any other amounts due by DMI, for a total of $56,250 per month.

On January 13, 2021, the Company entered into a lease agreement with Westgate 200, LLC, which was amended on March 31, 2021, for its new principal office and showroom in St. Charles, Missouri. The lease terminates on April 30, 2027, with two options to renew for an additional five-year period. The base rent is $20,977 per month until September 30, 2021, and increases to $31,465 per month until April 30, 2022, after which time the base rent increases at approximately 2.5% per year thereafter. The Company must also pay its 43.4% pro rata portion of the property taxes, operating expenses and insurance costs and is also responsible to pay for the utilities used on the premises. The lease contains customary events of default.

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

On July 29, 2021, AC Gallery entered into a lease agreement with Tom’s Flooring, LLC for the showroom and warehouse located in Largo, Florida. The lease is for a term of four months commencing on September 1, 2021 and ending on December 31, 2021 and provides for a base rent of $6,500 per month. The lease is currently month-to-month. AC Gallery must also pay its one-third pro rata portion of the common area maintenance charges, utilities and sales taxes. The lease contains customary events of default. The lease is short term and therefore not recorded as a ROU asset and liability.

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

On March 15, 2022, the Company entered into a lease for additional office space with 8780 19th Ave LLC (“Landlord”), an entity owned by Albert and Elie Fouerti, the Company’s former Chief Executive and Chief Operating Officer, respectively. The Company contends that the lease required the Landlord do certain work at Landlord’s expense to improve the building at a cost of approximately $1.2 million. Landlord has refused to pay for this work, contending that this expense was the Company’s responsibility. In addition, the total remaining amount due on the lease at June 30, 2023 is also approximately $1.2 million. Landlord contends that the Company is in default of the lease for failing to pay rent. The Company disagrees that its rent obligations have been triggered and further contends that Landlord has violated the lease by failing to pay for the work. As of the date of this report, the Company and the Landlord remain in dispute over these issues.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023.

Based on the evaluation performed as of June 30, 2023, as a result of the material weaknesses in internal control over financial reporting that are described below, and as further described in Item 9A of our Annual Report on Form 10-K filed with the SEC on July 31, 2023, our Interim Chief Executive Officer and Interim Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

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

Management’s Remediation Plans

Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weaknesses. The Company has taken, and continues to take, the following remediation actions:

●	Enhance reporting structure and increase the number of qualified resources in roles over internal control over financial reporting;

●	Establish formal risk assessment procedures to identify and monitor changes in the organization that could have an impact on internal control over financial reporting;

●	Develop and document policies and procedures, including related business process and technology controls, assess their effectiveness and establish a program for continuous assessment of their effectiveness; and

●	Implementation of a new ERP

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 31, 2022, a putative shareholder class action was filed against Polished.com Inc. (the “Company”) and certain of its current and former officers and directors, as well as certain underwriters of the Company’s 2020 initial public offering (the “IPO”). The action was commenced in the United States District Court for the Eastern District of New York court and is captioned Maschhof v. Polished.com Inc., et al., No. 1:22-cv-06606. The complaint asserts violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Securities Exchange Act of 1934 arising from alleged misstatements and omissions made in certain of the Company’s SEC filings made in connection with the IPO. On or about December 20, 2022, plaintiffs filed a motion for the appointment of lead plaintiff and lead counsel. Although that motion is fully briefed, to date, oral argument has yet to be scheduled.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on July 31, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on July 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the six months ended June 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the six months ended June 30, 2023

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1

First Amendment to Credit Agreement, dated as of July 25, 2023, by and among Polished.com Inc., Appliances Connection Inc., certain guarantors party thereto, certain lenders party thereto and Bank of America, N.A (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed on July 31, 2023)

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

Date: August 14, 2023	Polished.com Inc.

/s/ J. E. “Rick” Bunka
	Name:	J. E. “Rick” Bunka
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Barry
	Name:	Robert D. Barry
	Title:	Interim Chief Financial Officer, Chief Accounting Officer and Secretary
(Principal Financial and Accounting Officer)