Form 10-Q
period 2023-09-30
Polished.com Inc.
filed 2023-11-20
CIK 1810140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 17, 2023, there were 2,109,347 shares of the registrant’s common stock issued and outstanding.

Polished.com Inc.

Quarterly Report on Form 10-Q
Period Ended September 30, 2023

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

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

POLISHED.COM INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

POLISHED.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$9,811	$19,549
Restricted cash	5,391	950
Receivables, net	19,864	26,650
Vendor deposits	30,828	25,022
Merchandise inventory, net	30,093	41,766
Prepaid expenses and other current assets	11,526	11,217

Total Current Assets	107,513	125,154

Property and equipment, net	3,275	5,075
Operating lease right-of-use assets	9,172	11,688
Derivative instruments	4,197	3,178
Goodwill	106,173	106,173
Intangible assets, net	8,036	10,296
Deferred tax asset	-	1
Other long-term assets	451	349

TOTAL ASSETS	$238,817	$261,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$76,524	$81,537
Customer deposits	4,530	7,292
Current portion of notes payable, net	7,859	6,628
Current portion of finance lease liabilities	110	112
Current portion of operating lease liabilities	1,945	3,726

Total Current Liabilities	90,968	99,295

Notes payable, net of current portion	85,160	90,816
Finance lease liabilities, net of current portion	142	225
Operating lease liabilities, net of current portion	7,919	9,013
Deferred tax liability	262	-

TOTAL LIABILITIES	184,451	199,349

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 2,109,398 and 2,104,558 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	223,029	222,837
Accumulated deficit	(168,664)	(160,273)

TOTAL STOCKHOLDERS’ EQUITY	54,366	62,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$238,817	$261,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Product sales, net	$77,818	$143,566	$261,018	$430,710
Cost of goods sold	62,513	122,431	204,987	355,788
Gross profit	15,305	21,135	56,031	74,922

Operating Expenses
Personnel	5,874	8,348	18,379	22,396
Advertising	5,061	7,534	14,694	18,475
Bank and credit card fees	2,557	5,932	8,935	15,121
Depreciation and amortization	1,061	2,882	3,199	8,588
General and administrative	6,747	7,260	16,619	15,078

Total Operating Expenses	21,300	31,956	61,826	79,658

LOSS FROM OPERATIONS	(5,995)	(10,821)	(5,795)	(4,736)

Other Income (Expenses)
Interest income	407	174	1,139	282
Adjustment in value of contingency	-	-	-	(2)
Interest expense	(1,886)	(1,351)	(4,821)	(2,594)
Gain on change in fair value of derivative instruments	446	4,476	1,020	3,540
Loss on settlement of debt	-	-	-	(3,241)
Other income (expense)	227	(50)	331	(140)

Total Other Income (Expenses)	(806)	3,249	(2,331)	(2,155)

NET LOSS BEFORE INCOME TAXES	(6,801)	(7,572)	(8,126)	(6,891)

INCOME TAX (EXPENSE) BENEFIT	167	2,388	(265)	3,234

NET LOSS	$(6,634)	$(5,184)	$(8,391)	$(3,657)

Income per common share
Basic	$(3.14)	$(2.46)	$(3.98)	$(1.73)
Diluted	$(3.14)	$(2.46)	$(3.98)	$(1.73)

Weighted average common shares outstanding
Basic	2,109,398	2,104,558	2,108,811	2,115,846
Diluted	2,109,398	2,104,558	2,108,811	2,115,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the Three and Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock	Total Stockholders’
	Shares	Amount	Capital	Deficit	At Cost	Equity
Balance January 1, 2023	2,104,558	1	222,837	(160,273)	-	62,565
Issuance of common stock through equity incentive awards	1,660	-	60	-	-	60
Issuance of common stock in connection with employment agreements	3,180	-	120	-	-	120
Stock compensation expense	-	-	8	-	-	8
Net loss for the three months ended March 31, 2023	-	-	-	(2,761)	-	(2,761)
Balance March 31, 2023 (unaudited)	2,109,398	1	223,025	(163,034)	-	59,992
Stock compensation expense			2			2
Net income for the three months ended June 30, 2023				1,004		1,004
Balance June 30, 2023 (unaudited)	2,109,398	1	223,027	(162,030)	-	60,998
Stock compensation expense	-	-	2	-	-	2
Net loss for the three months ended September 30, 2023				(6,634)		(6,634)
Balance September 30, 2023 (Unaudited)	2,109,398	1	223,029	(168,664)	-	54,366

For the Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock	Total Stockholders’
	Shares	Amount	Capital	Deficit	At Cost	Equity
Balance January 1, 2022	2,127,747	$1	$224,658	$(34,308)	-	$190,351
Issuance of common stock through equity incentive awards	1,395	-	120	-	-	120
Stock compensation expense for the three months ended March 31, 2022	-	-	33	-	-	33
Net income for the three months ended March 31, 2022	-	-	-	5,819	-	5,819
Balance March 31, 2022 (Unaudited)	2,129,142	1	224,811	(28,489)		196,323
Purchase of treasury stock	(24,584)	-	-	-	(2,000)	(2,000)
Stock compensation expense for the three months ended June 30, 2022	-	-	20	-	-	20
Net loss for the three months ended June 30, 2022	-	-	-	(4,292)	-	(4,292)
Balance June 30, 2022 (Unaudited)	2,104,558	1	224,831	(32,781)	(2,000)	190,051
Stock compensation expense for the three months ended September 30, 2022	-	-	20	-	-	20
Net loss for the three months ended September 30, 2022	-	-	-	(5,184)	-	(5,184)
Balance September 30, 2022 (Unaudited)	2,104,558	$1	$224,851	$(37,965)	$(2,000)	$184,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

POLISHED.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,391)	$(3,657)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,199	8,588
Amortization of debt discount	163	460
Loss on settlement of debt	-	3,241
Loss on disposal of fixed assets	1,094	-
Stock-based compensation	72	193
Adjustment to contingent liability	-	2
Inventory reserve	(1,200)	557
Loss (Gain) on change in fair value of derivative instruments	(1,020)	(3,540)
Bad debt expense	(219)	411
Deferred tax expense (benefit)	263	(3,234)
Non-cash lease expense	2,516	2,425
Changes in operating assets and liabilities:
Accounts receivable	7,005	(1,772)
Deposits with vendors	(5,806)	(12,586)
Inventory	12,873	7,349
Prepaid expenses and other current assets	(410)	(3,846)
Accounts payable and accrued liabilities	(4,893)	(12,143)
Due to related party	-	2,413
Customer deposits	(2,762)	(20,860)
Operating lease liabilities	(2,874)	(2,694)
Net cash used in operating activities	(390)	(38,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(140)	(1,318)
Net cash used in investing activities	(140)	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	-	43,044
Repayment of notes payable	(4,682)	(4,580)
Repayments of financing lease liabilities	(85)	(78)
Purchase of treasury stock at cost	-	(2,000)
Net cash (used in) provided by financing activities	(4,767)	36,386

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,297)	(3,625)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	20,499	33,791

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$15,202	$30,166

Cash, cash equivalents, and restricted cash consist of the following:
End of the period
Cash and cash equivalents	$9,811	$28,433
Restricted cash	5,391	1,733

	$15,202	$30,166

Cash, cash equivalents, and restricted cash consist of the following:
Beginning of the period
Cash and cash equivalents	$19,549	$25,724
Restricted cash	950	8,067

	$20,499	$33,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,821	$2,731
Cash paid for income taxes	$-	$3,905

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in vesting of RSUs	$-	$-
Financed purchases of property and equipment	$94	$308
Common stock issued in connection with employment agreements	$121	$-
Debt discount on notes payable	$-	$1,104
Settlement of notes payable and interest through the issuance of a new note	$-	$55,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Polished.com Inc. (the “Company,” “Polished.com Inc.,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in the Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Furthermore, interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or future periods.

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
September 30, 2023 and 2022 (UNAUDITED)

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

As of September 30, 2023, we had cash and cash equivalents of $9.8 million, restricted cash of $5.4 million, and vendor deposits of $30.8 million. For the nine months ended September 30, 2023, the Company incurred an operating loss of $5.8 million (including $3.2 million in non-cash charges for depreciation and amortization), cash flows used in operations of $0.4 million, and working capital of $15.9 million. As of December 31, 2022, we had cash and cash equivalents of $19.6 million, restricted cash of $1.0 million, and vendor deposits of $25 million, and total working capital of $25.9 million. For the year ended December 31, 2022, the Company incurred an operating loss of $134.4 million (including $11.5 million in non-cash charges for depreciation and amortization, as well as an impairment charge of $109.1 million), and cash flows used in operations of $46.7 million.

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

As discussed below, the Company has implemented plans which encompass short-term cash preservation initiatives to provide the Company with adequate liquidity to meet its obligations for at least the 12-month period following the date its financial statements are issued, in addition to creating sustained cash flow generation thereafter. The Company has either taken or intends to take, the following actions, among others, to improve its liquidity position and to address uncertainty about its ability to continue as a going concern:

●	As described in Note 8, the Company entered into a loan amendment of their term loan and revolver loan agreement with Bank of America, granting the Company a waiver (relating to the specified events of default) through November 2024.

●	We are taking concrete steps to improve efficiency and profitability through headcount reductions and consolidation of operations including the closing of one warehouse and the imminent relocation to a new warehouse increasing the efficiency of warehouse operations and reduction of product damage.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

●	We hired an internationally recognized firm of digital advertising consultants to help us improve our return on advertising spend. This firm provided us the tools needed to improve future digital marketing results which we are now beginning to deploy.

●	We are implementing new financing initiatives for our customers, including a new store-branded credit card and a leasing alternative for customers who do not qualify for conventional credit.

●	We have changed our sales focus to emphasizing the sale of high-margin luxury products, in addition to mass-market appliances, began becoming dealers for higher-margin small appliances and promoting them on our website, and have begun actively negotiating improved terms with several of our largest appliance vendors.

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

The Company’s disaggregated revenue by product type is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30	September 30	September 30	September 30
	2023	2022	2023	2022
Appliance sales	$70,620	$136,044	$234,797	$402,835
Furniture and other sales	7,198	7,522	26,221	27,875

Total	$77,818	$141,566	$261,018	$430,710

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

NOTE 5—SUPPLEMENTAL FINANCIAL STATEMENT DISCLOSURES

Receivables

Receivables at September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022

Trade accounts receivable	$15,050	$13,691
Vendor rebates receivable	5,459	8,514
Other receivables	637	5,951

Total receivables	21,146	28,156
Less allowance for doubtful accounts	(1,282)	(1,506)

Total receivables, net	$19,864	$26,650

Merchandise Inventory

Inventory as of September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022

Appliances	$28,240	$39,702
Furniture and other	2,442	3,853

Total merchandise inventory	30,682	43,555
Less reserve for obsolescence	(589)	(1,789)

Total merchandise inventory, net	$30,093	$41,766

Property and Equipment

Property and equipment at September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022

Warehouse equipment	$806	$806
Furniture and fixtures	337	324
Transportation equipment	1,566	1,466
Leasehold improvements	2,157	3,131
Showroom inventory	1,037	1,037

Total property and equipment	5,903	6,764
Less: accumulated depreciation	(2,628)	(1,689)

Property and equipment, net	$3,275	$5,075

Depreciation expense for the three and nine months ended September 30, 2023 and 2022, was $0.3 million and $0.9 million, respectively.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

Intangible Assets

The following table provides a breakdown of identifiable intangible assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Customer relationships	$3,461	$3,461
Marketing related - tradename	6,835	6,835
Total intangible assets	10,296	10,296
Accumulated amortization	(2,260)	(-)

Intangible assets, net	$8,036	$10,296

Amortization expense for the three and nine months ended September 30, 2023, was $0.8 million and $2.3 million, respectively. In comparison, amortization expense for the three and nine months ended September 30, 2022, was $2.6 million and $7.7 million, respectively.

These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 2.6 years.

At September 30, 2023, estimated annual amortization expense for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2023 (Remainder of year)	$754
2024	3,013
2025	3,013
2026	1,256
2027	-

Total	$8,036

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022

Trade accounts payable	$38,002	$34,345
Accrued sales tax	32,039	36,196
Accrued payroll liabilities	1,110	680
Accrued interest	39	37
Accrued liability for sales returns	1,916	3,916
Credit cards payable	115	32
Accrued insurance	-	1,180
Other accrued liabilities	3,303	5,151

Total accounts payable and accrued expenses	$76,524	$81,537

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

NOTE 6—OPERATING LEASES

The following was included in our unaudited condensed consolidated balance sheet at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022

Operating lease right-of-use assets	$9,172	$11,688

Lease liabilities, current portion	1,945	3,726
Lease liabilities, long-term	7,919	9,013

Total operating lease liabilities	$9,864	$12,739

Weighted-average remaining lease term (months)	77	73

Weighted average discount rate	3.9%	3.9%

Operating lease expense for the three and nine months ended September 30, 2023 and 2022, was $1.3 million and $3.2 million, respectively.

As of September 30, 2023, maturities of operating lease liabilities were as follows, in thousands:

Years Ending December 31,	Amount
2023 – Remainder of year	$948
2024	1,808
2025	1,489
2026	1,532
2027	1,284
Thereafter	4,158

Total	11,219
Less: imputed interest	(1,355)

Total operating lease liabilities	$9,864

Finance Leases

The Company has three finance leases. At September 30, 2023, the total amount due on these leases was $0.3 million.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

NOTE 7—RELATED PARTIES

On March 15, 2022, the Company entered into a lease for additional office space with 8780 19th Ave LLC (“Landlord”), an entity owned by Albert and Elie Fouerti, the Company’s former Chief Executive and Chief Operating Officer, respectively. The Company contends that the lease required the Landlord do certain work at Landlord’s expense to improve the building at a cost of approximately $1.2 million. Landlord has refused to pay for this work, contending that this expense was the Company’s responsibility. In addition, the total remaining amount due on the lease at September 30, 2023 is also approximately $1.2 million. Landlord contends that the Company is in default of the lease for failing to pay rent. The Company disagrees that its rent obligations have been triggered and further contends that Landlord has violated the lease by failing to pay for the work. On August 23, 2023, the Company entered into a lease termination agreement with the Landlord. Under the terms of the termination agreement, the Company was relieved of its obligations under the lease and agreed to terminate its claims for reimbursement of the improvements it made to the building and to pay $100,000.

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

During the nine months ended September 30, 2023, total purchases from DMI represented approximately 65% of total purchases. At September 30, 2023 vendor deposits at DMI totaled $30.8 million.

Lease Agreements

The Company has lease agreements with 1870 Bath Ave. LLC, 812 and 5th Ave Realty LLC. These two entities are owned by the Company’s former Chief Executive Officer and Chief Operating Officer. In addition, the Company has a sublease agreement with DMI. The total rent expense under these related party leases was $0.8 million for the nine months ended September 30, 2023.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

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

On May 9, 2022, the Company borrowed the entire amount of the Term Loan in the aggregate principal amount of $100.0 million. A portion of the proceeds of the Term Loan were to repay and terminate the M&T Credit Agreement. Commencing on September 30, 2022, through and including September 30, 2023, the Borrowers repaid the principal amount of the Term Loan in quarterly installments of $1,250,000 each, payable on the last business day of each March, June, September, and December.

As of September 30, 2023, the carrying value of the Term Loan was $92.3 million, comprised of a principal of $93.1 million, net of unamortized loan costs of $0.8 million. Loan costs before amortization included $1.1 million of lender and other fees.

As a result of our technical non-compliance with specified loan covenants for both the Bank of America Term Loan and Revolving Loan, based in part due to our failure to timely deliver financial statements, Bank of America froze the $40.0 million Revolving Loan before any borrowings had been made against the facility.

On July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “First Amendment”), in part, to require the Company maintain liquidity, which includes cash and certain qualifying customer and credit card account receivables, of $8.0 million. The Company and Bank of America amended the Credit Agreement on November 20, 2023 (the “Second Amendment”), which requires the Company to establish a Bank of America cash collateral account where cash and cash equivalents deposited in the cash collateral account do not constitute Liquidity for purposes of the Credit Agreement. Further, the Second Amendment requires that (i) at least $3.0 million of Liquidity be comprised of unrestricted cash and cash equivalents and (ii) more than $5.0 million of Liquidity be comprised of certain qualifying customer and credit card accounts receivable.

The Company entered into the Second Amendment, in part, to waive events of defaults on its existing Credit Agreement. The Term Loan Lenders, as part of the Second Amendment, agreed to defer the principal installment of the Term Loans in the amount of $937,500 required to be made on December 31, 2023 until the earliest to occur of (i) January 31, 2024, (ii) the date on which a subordinated Term Loan or an equity contribution, as applicable, is consummated (even if the date of such consummation precedes December 31, 2023) and (iii) an event of default. The Second Amendment requires the Company to pay the existing Term Facility and Revolving Facility by November 30, 2024 (the “Maturity Date”).

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

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

On May 9, 2022, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to SOFR (see Note 9). The initial notional amount of the swap is $100 million with an original termination date of May 31, 2029, which was amended in the current period to May 31, 2027. As a result of the swap, the Company pays interest at a fixed rate of 2.9%, plus applicable margins.

Commencing on September 30, 2023, through and including September 30, 2024, the Borrowers must repay the principal amount of the Term Loan in installments of $937,500 each, payable on the last business day of December and January and quarterly installments of $1,875,000 payable on the last business day of each March, June, September and December. Revolving Loans may be repaid and reborrowed at any time until the Maturity Date, subject to the terms and conditions set forth in the Credit Agreement. Mandatory prepayments of Revolving Loans are required if the amount borrowed at any time exceeds the commitment amount. The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of loss or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement. The Loans may from time to time be further evidenced by separate promissory notes issued by the Borrowers.

As a result of the reduced term, the Company has begun discussions with investment bankers to place financing to replace the existing credit agreement by August 31, 2024.

Vehicle Loans

The Company has financed purchases of transportation vehicles with notes payable, which are secured by the vehicles purchased. These notes have five-year terms and interest rates ranging from 3.8% to 5.7%. As of September 30, 2023, the outstanding balance of these vehicle loans is $0.7 million.

Maturities of Notes Payable are as follows:

September 30,
For the years ended December 31,	2023
2023 (Remainder of year)	$1,033
2024	92,531
2025	201
2026	29
2027	21
Thereafter	-
Total	93,815
Less: Loan costs	(796)
Total	$93,019
Amount classified as a current liability	$7,859
Amount classified as long-term liability	85,160

Total	$93,019

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

NOTE 9—DERIVATIVE INSTRUMENTS (INTEREST RATE SWAP):

On May 9, 2022, the Company entered into a Term Loan agreement with Bank of America, N.A. (See Note 11). On the same day, the Company entered into an interest rate swap agreement to reduce its exposure to fluctuations in the floating interest rate tied to SOFR under the Term Loan with a notional amount of $100 million. The interest rate swap became effective on May 9, 2022, and was to terminate on May 31, 2029. The swap agreement was modified in the current period and will now terminate on May 31, 2027. The Company receives variable interest payments monthly based on a one-month SOFR and pays a fixed rate of 2.93% to the counterparty.

As of September 30, 2023, the fair value of the interest rate swap agreement was $4.2 million and was classified as a derivative asset in our consolidated balance sheet. During the three and nine months ended September 30, 2023 the Company recognized a $0.4 million and $1.0 million gain, respectively on the change in fair value of the interest rate swap.

The Company classified the interest rate swap in Level 2 of the fair value hierarchy.

NOTE 10—STOCKHOLDERS’ EQUITY

As of September 30, 2023, the Company was authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of “blank check” preferred stock, 0.0001 par value per share. On September 30, 2023 and December 31, 2022, there were 2,109,398 and 2,104,558 shares of common stock outstanding, respectively.

Stock Options

Below is a table summarizing the changes in stock options outstanding during the nine months ended September 30, 2023:

		Weighted- Average
	Options	Exercise Price

Outstanding at December 31, 2022	750	$155.00

Granted	1,731	$28.89
Exercised
Forfeited	(750)	155.00

Outstanding at September 30, 2023	1,731	$28.89

Exercisable at September 30, 2023	-	-

The number of options has been restated to reflect the impact of the reverse stock split that occurred on October 20, 2023. During the nine months ended September 30, 2023, 750 stock options were forfeited, as a result of employee terminations.

Stock-based compensation expense of $0.2 million was recorded during the nine months ended September 30, 2023. As of September 30, 2023, the remaining unrecognized compensation cost related to non-vested stock options is $0.03 million and is expected to be recognized over 3.3 years. The outstanding stock options have a weighted average remaining contractual life of 9.26 years and a total intrinsic value of $nil.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

Warrants

Below is a table summarizing the changes in warrants outstanding during the nine months ended September 30, 2023

		Weighted- Average
	Warrants	Exercise Price

Outstanding at December 31, 2022	1,871,333	$114.85

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2023	1,871,333	$114.85

Exercisable at September 30, 2023	1,871,333	$114.85

The number of options has been restated to reflect the impact of the reverse stock split that occurred on October 20, 2023. As of September 30, 2023, the outstanding warrants have a weighted average remaining contractual life of 2.67 years and a total intrinsic value of $nil.

NOTE 11—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share for the following periods consisted of the following (in thousands, except share and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Basic Earnings (Loss) Per Share

Net income (loss)	$(6,634)	$(5,184)	$(8,391)	$(3,657)
Basic weighted average common shares outstanding	2,109,398	2,104,558	2,108,811	2,115,846
Basic earnings (loss) per share	$(3.14)	$(2.46)	$(3.98)	$(1.73)

Effect of dilutive stock options and warrants	-	-	-	-
Diluted weighted average common shares outstanding	2,109,398	2,104,558	2,108,811	2,115,846

Diluted earnings (loss) per share	$(3.14)	$(2.46)	$(3.98)	$(1.73)

For the three and nine months ended September 30, 2023 and 2022, there were 1,852,015 and 1,871,333, respectively, potentially diluted options and warrants were excluded from the diluted EPS calculations as their effect is anti-dilutive.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

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

Two purported stockholders objected to the 205 Petition. One such objecting, purported stockholder (the “Stockholder Plaintiff”) filed his own lawsuit (which was then consolidated with the 205 Petition) requesting that such relief not be granted and asserting two claims for relief: first, against the Company for alleged violation of the Delaware General Corporation Law Section 225(b) for improper tabulation of the stockholder vote on the Share Increase Proposal; and second, asserting that the Company’s directors breached their fiduciary duties by incorrectly tabulating the stockholder vote, and by causing a purportedly invalid amendment to our Certificate of Incorporation to be filed with the Delaware Secretary of State. The Court of Chancery held a hearing on May 27, 2022, to consider the Company’s motion for entry of an order under Section 205 and subsequently entered an order denying the motion without prejudice on September 30, 2022. On July 7, 2022, the Company filed a Certificate of Correction with the Secretary of State of the State of Delaware, voiding the Charter Amendment and causing the number of authorized shares of Common Stock to remain at 200,000,000.

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

On October 31, 2022, a putative shareholder class action was filed against Polished.com Inc. (the “Company”) and certain of its current and former officers and directors, as well as certain underwriters of the Company’s 2020 initial public offering (the “IPO”). The action was commenced in the United States District Court for the Eastern District of New York court and is captioned Maschhof v. Polished.com Inc., et al., No. 1:22-cv-06606. The complaint asserts violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Securities Exchange Act of 1934 arising from alleged misstatements and omissions made in certain of the Company’s SEC filings made in connection with the IPO. On or about September 8, 2023, the Court appointed lead plaintiff and lead counsel. An amended complaint was filed on or before October 31, 2023.

POLISHED.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 and 2022 (UNAUDITED)

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

For the nine months September 30, 2023, the Company approximately 65% of purchases were made from DMI.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 14—SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company signed a letter of intent for a sublease from DMI, a related party for a new warehouse in a building being leased by DMI. The new lease will allow the Company to close its two existing New Jersey warehouses and consolidate operations into one new warehouse. The lease, which is expected to be finalized in the fourth quarter of 2023 or the first quarter of 2024 is for 232,640 square feet for seven years at a cost of approximately $15 per square foot, including common area charges with annual increases of 3.75%.

On July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “First Amendment”), in part, to require the Company maintain liquidity, which includes cash and certain qualifying customer and credit card account receivables, of $8.0 million. The Company and Bank of America amended the Credit Agreement on November 20, 2023 (the “Second Amendment”), which requires the Company to establish a Bank of America cash collateral account where cash and cash equivalents deposited in the cash collateral account do not constitute Liquidity for purposes of the Credit Agreement. Further, the Second Amendment requires that (i) at least $3.0 million of Liquidity be comprised of unrestricted cash and cash equivalents and (ii) more than $5.0 million of Liquidity be comprised of certain qualifying customer and credit card accounts receivable.

The Company entered into the Second Amendment, in part, to waive events of defaults on its existing Credit Agreement. The Term Loan Lenders, as part of the Second Amendment, agreed to defer the principal installment of the Term Loans in the amount of $937,500 required to be made on December 31, 2023 until the earliest to occur of (i) January 31, 2024, (ii) the date on which a subordinated Term Loan or an equity contribution, as applicable, is consummated (even if the date of such consummation precedes December 31, 2023) and (iii) an event of default. The Second Amendment requires the Company to pay the existing Term Facility and Revolving Facility by November 30, 2024 (the “Maturity Date”).

On October 19, 2023, the Company’s shareholders approved a reverse stock split between 1-for-25 and not more than 1-for-75 at any time on or prior to October 19, 2023. The directors of the Company determined on a ratio of 1-for-50 for the Reverse Stock Split. On October 20, 2023, the Reverse Stock Split became effective. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 1 for 50 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented, unless otherwise noted.

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

We operate a content-driven and technology-enabled shopping destination for appliances, furniture and home goods. With warehouse fulfillment centers in the Northeast and Midwest, as well as showrooms in Brooklyn, New York, and Largo, Florida. We offer one-stop shopping for national and global brands. We carry many household name-brands, including Bosch, Cafe, Frigidaire Pro, Whirlpool, LG, and Samsung, and also carry many major luxury appliance brands such as Miele, Thermador, La Cornue, Dacor, Ilve, Jenn-Air, and Viking, among others. We also sell furniture, fitness equipment, plumbing fixtures, televisions, outdoor appliances, and patio furniture, as well as commercial appliances for builders and business clients.

Recent Developments

Amendment of Bank of America Credit Agreement

On July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “First Amendment”), in part, to require the Company maintain liquidity, which includes cash and certain qualifying customer and credit card account receivables, of $8.0 million. The Company and Bank of America amended the Credit Agreement on November 20, 2023 (the “Second Amendment”), which requires the Company to establish a Bank of America cash collateral account where cash and cash equivalents deposited in the cash collateral account do not constitute Liquidity for purposes of the Credit Agreement. Further, the Second Amendment requires that (i) at least $3.0 million of Liquidity be comprised of unrestricted cash and cash equivalents and (ii) more than $5.0 million of Liquidity be comprised of certain qualifying customer and credit card accounts receivable.

The Company entered into the Second Amendment, in part, to waive events of defaults on its existing Credit Agreement. The Term Loan Lenders, as part of the Second Amendment, agreed to defer the principal installment of the Term Loans in the amount of $937,500 required to be made on December 31, 2023 until the earliest to occur of (i) January 31, 2024, (ii) the date on which a subordinated Term Loan or an equity contribution, as applicable, is consummated (even if the date of such consummation precedes December 31, 2023) and (iii) an event of default. The Second Amendment requires the Company to pay the existing Term Facility and Revolving Facility by November 30, 2024 (the “Maturity Date”).

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

Commencing on December 31, 2023, through and including January 31, 2024, the Borrowers must repay the principal amount of the Term Loan in installments of $937,500, and quarterly installments of $1,875,000 each, payable on the last business day of each March, June, September and December. Revolving Loans may be repaid and reborrowed at any time until the Maturity Date, subject to the terms and conditions set forth in the Credit Agreement. Mandatory prepayments of Revolving Loans are required if the amount borrowed at any time exceeds the commitment amount. The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of loss or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement. The Loans may from time to time be further evidenced by separate promissory notes issued by the Borrowers.

As a result of the reduced term, the Company has begun discussions with investment bankers to place financing to replace the existing credit agreement by August 31, 2024.

Reverse Stock Split

On October 19, 2023, the Company filed with the Secretary of State of the State of Delaware the Certificate of Amendment to affect a reverse stock split (the “Reverse Split”) of the Company’s common stock at an exchange ratio of 1 for 50, which was approved by the board of directors. The Reverse Split was effective at 12:01 a.m. Eastern Time on October 20, 2023 (the “Effective Time”). At the Effective Time, every 50 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change in the par value per share. In addition, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, warrants and convertible securities, and to the number of shares issued and issuable under the Company’s stock incentive plans. Any stockholder who would otherwise be entitled to a fractional share of common stock created as a result of the Reverse Split will be entitled to receive a cash payment in lieu thereof equal to the fractional share to which the stockholder would otherwise be entitled multiplied by the closing sales price of a share of common stock on October 19, 2023, as adjusted for the Reverse Split.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations for the three months ended September 30, 2023 and 2022, in thousands and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	Amount	% of Sales	Amount	% of Sales
Product sales, net	$77,818	100.0%	$143,566	100.0%
Cost of goods sold	62,513	80.3%	122,431	85.3%
Gross profit	15,305	19.7%	21,135	14.7%

Operating Expenses
Personnel	5,874	7.5%	8,348	5.8%
Advertising	5,061	6.5%	7,534	5.2%
Bank and credit card fees	2,557	3.3%	5,932	4.1%
Depreciation and amortization	1,061	1.4%	2,882	2.0%
General and administrative	6,747	8.7%	7,260	5.1%

Total Operating Expenses	21,300	27.4%	31,956	22.3%

INCOME (LOSS) FROM OPERATIONS	(5,995)	-7.7%	(10,821)	-7.5%

Other Income (Expenses)
Interest income	407	0.5%	174	0.1%
Interest expense	(1,886)	-2.4%	(1,351)	-0.9%
Gain (loss) on change in fair value of derivative instruments	446	0.6%	4,476	3.1%
Other income (expense)	227	0.3%	(50)	0.0%

Total Other Income (Expenses)	(806)	-1.0%	3,249	2.3%

NET INCOME (LOSS) BEFORE INCOME TAXES	(6,801)	-8.7%	(7,572)	-5.3%

INCOME TAX (EXPENSE) BENEFIT	167	0.2%	2,388	1.7%

NET INCOME (LOSS)	$(6,634)	-8.5%	$(5,184)	-3.6%

Product sales, net. We generate revenue from the retail sale of appliances, furniture, home goods and related products. Our product sales were $77.8 million for the three months ended September 30, 2023, as compared to $143.6 million for the three months ended September 30, 2022, a decrease of $65.7 million, or 45.8%. The decrease in sales is attributable to several factors including a general slowdown in the economy, inflation, an increase in interest rates which affects the mass market, housing and the remodeling business. Also, in 2023, the Company emphasized higher-margin sales instead of pursuing a policy of revenue growth with less emphasis on profitability.

Cost of goods sold. Our costs of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their product. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $62.5 million for the three months ended September 30, 2023, as compared to $122.4 million for the three months ended September 30, 2022, a decrease of $59.9 million, or 48.9%. The decrease is related to reduced sales for the three months ended September 30, 2023.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $15.3 million for the three months ended September 30, 2023, as compared to $21.1 million for the three months ended September 30, 2022, a decrease of $5.8 million, or 27.6%. Our gross margin (gross profit as a percentage of net sales) was 19.7% for the three months ended September 30, 2023 and 14.7% for the three months ended September 30, 2022. The improvement in the gross profit percentage is the result of management’s emphasis on profitability as opposed to revenue growth.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, training costs and stock compensation expense. Our personnel expenses were $5.9 million for the three months ended September 30, 2023, as compared to $8.3 million for the three months ended September 30, 2022, a decrease of $2.5 million, or 29.6%. As a percentage of net sales, personnel expenses were 7.5% and 5.8% for the three months ended September 30, 2023 and 2022, respectively. In the current quarter, we affected a reduction in force to align headcount to declines in revenue. As a result, personnel costs include $0.2 million of severance costs.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $5.1 million for the three months ended September 30, 2023, as compared to $7.5 million for the three months ended September 30, 2022, a decrease of $2.5 million, or 32.8%. As a percentage of net sales, advertising expenses were 6.5% and 5.2% for the three months ended September 30, 2023 and 2022, respectively.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card purchases made by customers and to third party sellers on whose websites we sell parts and other small items. Our bank and credit card fees were $2.6 million for the three months ended September 30, 2023, as compared to $5.9 million for the three months ended September 30, 2022, a decrease of $3.3 million, or 56.9%. As a percentage of net sales, bank and credit card fees were 3.3% and 4.1% for the three months ended September 30, 2023 and 2022, respectively. Bank and credit card fees are based on customer orders that are paid with a credit card (substantially all orders), so the decrease was largely due to the decline in sales.

Depreciation and amortization. Depreciation and amortization was $1.1 million, or 1.4% of net sales, for the three months ended September 30, 2023, as compared to $2.9 million, or 2.0% of net sales, for the three months ended September 30, 2022. The decrease is the result of the 2022 impairment charge that reduced the amount of intangible assets to be amortized.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $6.7 million for the three months ended September 30, 2023, as compared to $7.3 million for the three months ended September 30, 2022, a decrease of $0.5 million, or 7.1%. As a percentage of net sales, general and administrative expenses were 8.7% and 5.1% for the three months ended September 30, 2023 and 2022, respectively. The decrease results from lower insurance premiums and professional fees partially offset by the write-off of fixed assets associated with the terminated lease of 8780 19th Avenue.

Following is a summary of general and administrative expenses for the three months ended September 30, 2023 and 2022

	Three Months Ended September 30
	2023	2022
Professional Fees	$2,237	$3,029
Insurance	1,341	1,641
Loss on Disposal of Fixed Assets	1,094	-
Rent	1,045	988
All Other	1,030	1,602

Total	$6,747	$7,260

Total other income (expense). We had $0.8 million in total other expense, net, for the three months ended September 30, 2023, as compared to total other income, net, of $3.2 million for the three months ended September 30, 2022. Total other income, net, for the three months ended September 30, 2023 consisted primarily of a gain on the change in fair value of a derivative of $0.4 million and interest income of $0.4 million, offset by interest expense of $1.9 million. Total other expense, net, for the three months ended September 30, 2022 consisted of a change in the fair value of a derivative of $4.5 million and interest income of $0.2 million offset by interest expense of $1.4 million.

Income tax benefit (expense). We had an income tax benefit of $0.2 million for the three months ended September 30, 2023, as compared to an income tax benefit of $2.4 million for the three months ended September 30, 2022.

Net income (loss). As a result of the cumulative effect of the factors described above, we had net losses of $6.6 million and $5.2 million for the three months ended September 30, 2023 and September 30, 2022, respectively, an increase of $1.5 million or 28.0%.

Comparison of the Nine Months ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations for the nine months ended September 30, 2023 and 2022, in thousands and as a percentage of our revenue.

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
	Amount	% of Sales	Amount	% of Sales
Product sales, net	$261,018	100.0%	$430,710	100.0%
Cost of goods sold	204,987	78.5%	355,788	82.6%
Gross profit	56,031	21.5%	74,922	17.4%

Operating Expenses
Personnel	18,379	7.0%	22,396	5.2%
Advertising	14,694	5.6%	18,475	4.3%
Bank and credit card fees	8,935	3.4%	15,121	3.5%
Depreciation and amortization	3,199	1.2%	8,588	2.0%
General and administrative	16,619	6.4%	15,078	3.5%

Total Operating Expenses	61,826	23.7%	79,658	18.5%

INCOME (LOSS) FROM OPERATIONS	(5,795)	-2.2%	(4,736)	-1.1%

Other Income (Expenses)
Interest income	1,139	0.4%	282	0.1%
Adjustment in value of contingency	-	0.0%	(2)	0.0%
Interest expense	(4,821)	-1.8%	(2,594)	-0.6%
Gain (loss) on change in fair value of derivative instruments	1,020	0.4%	3,540	0.8%
Loss on extinguishment of debt	-	0.0%	(3,241)	-0.8%
Other income (expense)	331	0.1%	(140)	0.0%

Total Other Income (Expenses)	(2,331)	-0.9%	(2,155)	-0.5%

NET INCOME (LOSS) BEFORE INCOME TAXES	(8,126)	-3.1%	(6,891)	-1.6%

INCOME TAX (EXPENSE) BENEFIT	(265)	-0.1%	3,234	0.8%

NET INCOME (LOSS)	$(8,391)	-3.2%	$(3,657)	-0.8%

Product sales, net. We generate revenue from the retail sale of appliances, furniture, home goods and related products. Our product sales were $261.0 million for the nine months ended September 30, 2023, as compared to $430.7 million for the nine months ended September 30, 2022, a decrease of $169.7 million, or 39.4%. The decrease in sales is attributable to several factors including a general slowdown in the economy, inflation, an increase in interest rates which affects the mass market, housing and the remodeling business. Also, in 2023, the Company emphasized higher-margin sales instead of pursuing a policy of revenue growth with less emphasis on profitability.

Cost of goods sold. Our costs of goods sold are comprised of product costs and freight costs. Product costs represent the amount we pay the manufacturer for their product. We negotiate special terms and pricing with the manufacturer, which are generally based on the number of products we purchase. Periodically, manufacturers offer special pricing for purchasing a certain volume of products at one time. Funding might also be offered to support our marketing and advertising efforts. Freight is the cost of delivering products to customers. Our cost of goods sold was $205.0 million for the nine months ended September 30, 2023, as compared to $355.8 million for the nine months ended September 30, 2022, a decrease of $150.8 million, or 42.4%.

Gross profit and gross margin. As a result of the foregoing, our gross profit was $56.0 million for the nine months ended September 30, 2023, as compared to $74.9 million for the nine months ended September 30, 2022, a decrease of $18.9 million, or 26.0%. Our gross margin (gross profit as a percentage of net sales) was 21.5% for the nine months ended September 30, 2023 and 17.4% for the nine months ended September 30, 2022. The improvement in the gross profit percentage is the result of management’s emphasis on profitability as opposed to revenue growth. The decrease in gross profit results from reduced sales. The increase in gross margin results from management’s emphasis on profitability in the current period.

Personnel expenses. Personnel expenses include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, training costs and stock compensation expense. Our personnel expenses were $18.4 million for the nine months ended September 30, 2023, as compared to $22.4 million for the nine months ended September 30, 2022, a decrease of $4.0 million, or 17.9%. As a percentage of net sales, personnel expenses were 7.0% and 5.2% for the nine months ended September 30, 2023 and 2022, respectively.

In 2023, we affected a reduction in force to align headcount to declines in revenue. As a result, personnel costs include $0.3 million of severance costs.

Advertising expenses. Advertising expenses include the cost of marketing our products and primarily include online search engine expenses. Our advertising expenses were $14.7 million for the nine months ended September 30, 2023, as compared to $18.5 million for the nine months ended September 30, 2022, a decrease of $3.8 million, or 20.5%. As a percentage of net sales, advertising expenses were 5.6% and 4.3% for the nine months ended September 30, 2023 and 2022, respectively.

Bank and credit card fees. Bank and credit card fees are primarily the fees we pay credit card processors for processing credit card purchases made by customers and to third party sellers on whose websites we sell parts and other small items. Our bank and credit card fees were $8.9 million for the nine months ended September 30, 2023, as compared to $15.1 million for the nine months ended September 30, 2022, a decrease of $6.2 million, or 40.9%. As a percentage of net sales, bank and credit card fees were 3.4% and 3.5% for the nine months ended September 30, 2023 and 2022, respectively. Bank and credit card fees are based on customer orders that are paid with a credit card (substantially all orders), so the decrease was largely due to the decline in sales.

Depreciation and amortization. Depreciation and amortization was $3.2 million, or 1.2% of net sales, for the nine months ended September 30, 2023, as compared to $8.6 million, or 2.0% of net sales, for the nine months ended September 30, 2022. The decrease is the result of the 2022 impairment charge that reduced the amount of intangible assets to be amortized.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, rent expense, insurance, and other expenses incurred in connection with general operations. Our general and administrative expenses were $16.6 million for the nine months ended September 30, 2023, as compared to $15.1 million for the nine months ended September 30, 2022, an increase of $1.5 million, or 10.2%. As a percentage of net sales, general and administrative expenses were 6.4% and 3.5% for the nine months ended September 30, 2023 and 2022, respectively. The increase results from higher insurance premiums and a write-off of fixed assets associated with the terminated lease of 8780 19th Avenue.

Following is a summary of general and administrative expenses for the three months ended September 30, 2023 and 2022

	Nine Months Ended September 30
	2023	2022
Professional Fees	$5,421	$5,625
Insurance	3,864	3,324
Rent	3,237	3,045
Loss on Disposal of Fixed Assets	1,094	-
All Other	3,003	3,084

Total	$16,619	$15,078

Total other income (expense). We had $2.3 million in total other expense, net, for the nine months ended September 30, 2023, as compared to total other expense, net, of $2.2 million for the nine months ended September 30, 2022. Total other expense, net, for the nine months ended September 30, 2023 consisted primarily of interest expense of $4.8 million, a gain on the change in fair value of a derivative of $1.0 million and interest income of $1.1 million. Total other expense, net, for the nine months ended September 30, 2022 consisted of a $3.2 million loss on settlement of a debt obligation and interest expense of $2.6 million offset by a gain on the fair value of a derivative of $3.5 million and interest income of $0.3 million.

Income tax benefit (expense). We had an income tax expense of $0.3 million for the nine months ended September 30, 2023, as compared to an income tax benefit of $3.2 million for the nine months ended September 30, 2022.

Net income (loss). As a result of the cumulative effect of the factors described above, we had a net loss of $8.4 million for the nine months ended September 30, 2023, as compared to a net loss of $3.7 million for the nine months ended September 30, 2022, an increase of $4.7 million, or 129.5%.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $15.2 million including restricted cash of $5.4 million. For the nine months ended September 30, 2023, we had an operating loss of approximately $8.4 million, cash flows used in operations of $0.4 million and working capital of $15.9 million. As of and for the year ended December 31, 2022, we had an operating loss of $128.3 million (including a non-cash impairment charge of $109.1 million), cash used in operations of $46.7 million, cash and cash equivalents of $20.5 million including restricted cash of $0.95 million and working capital of $25.9 million.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2023 and 2022 (in thousands).

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(390)	$(38,693)
Net cash used in investing activities	(140)	(1,318)
Net cash (used in) provided by financing activities	(4,767)	36,386

Net change in cash, cash equivalents, and restricted cash	$(5,297)	$(3,625)

Cashflows used in operating activities. Our net cash used in operating activities was $0.4 million for the nine months ended September 30, 2023, as compared to net cash used in operating activities of $38.7 million for the nine months ended September 30, 2022. Significant changes in operating assets and liabilities affecting cash flows during these periods included:

●	Net loss was $8.4 million for the nine months ended September 30, 2023 compared to a net loss of $3.7 million for the nine months ended September 30, 2022,

●	Cash used by receivables was $7.0 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively,

●	Cash used by vendor deposits was $5.8 million and $12.6 million for the nine months ended September 30, 2023 and 2022, respectively

●	Cash provided by inventories was $12.9 million and $7.3 million for the nine months ended September 30, 2023 and 2022, respectively, due to efforts to manage inventory levels to support revenue levels in the respective years,

●	Cash used by accounts payable and accrued expenses was $4.9 million and $12.1 million for the nine months ended September 30, 2023 and 2022, respectively, and

●	Cash used by customer deposits was $2.8 million and $20.9 million for the nine months ended September 30, 2023 and 2022, respectively. Prior to July 2022, on certain sales transactions, the Company charged a customer’s card when an order was placed. After July 2022, the customer’s card was charged when the order shipped. The large decline in customer deposits results from shipping or refunding customer orders that had previously been paid.

Cashflows provided by investing activities. Our net cash used in investing activities was $0.1 million for the nine months ended September 30, 2023, as compared to $1.3 million for the nine months ended September 30, 2022. The cash used in both years was for purchases of property and equipment.

Cashflows (used in) provided by financing activities. Our net cash used in financing activities was ($4.8) million for the nine months ended September 30, 2023, as compared to net cash provided by financing activities of $36.4 million for the nine months ended September 30, 2022.

Significant changes in financing activities affecting cash flows during these years included:

●	Net cash received from notes payable proceeds of $43.0 million for the nine months ended September 30, 2022,

●	Repayments of notes payable of $4.7 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively, and

●	Stock repurchases of $2.0 million for the nine months ended September 30, 2022.

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

On May 9, 2022, the Company borrowed the entire amount of the Term Loan in the aggregate principal amount of $100.0 million. A portion of the proceeds of the Term Loan were to repay and terminate the M&T Credit Agreement. Commencing on September 30, 2022, through and including September 30, 2023, the Borrowers repaid the principal amount of the Term Loan in quarterly installments of $1,250,000 each, payable on the last business day of each March, June, September and December.

As of September 30, 2023, the carrying value of the Term Loan was $92.3 million, comprised of principal of $93.7 million, net of unamortized loan costs of $0.8 million.

As a result of our technical non-compliance with specified loan covenants for both the Bank of America Term Loan and Revolving Loan, based in part due to our failure to timely deliver financial statements, Bank of America froze the $40.0 million Revolving Loan before any borrowings had been made against the facility.

On July 25, 2023, the Company and Bank of America amended the Credit Agreement (the “First Amendment”), in part, to require the Company maintain liquidity, which includes cash and certain qualifying customer and credit card account receivables, of $8.0 million. The Company and Bank of America amended the Credit Agreement on November 20, 2023 (the “Second Amendment”), which requires the Company to establish a Bank of America cash collateral account where cash and cash equivalents deposited in the cash collateral account do not constitute Liquidity for purposes of the Credit Agreement. Further, the Second Amendment requires that (i) at least $3.0 million of Liquidity be comprised of unrestricted cash and cash equivalents and (ii) more than $5.0 million of Liquidity be comprised of certain qualifying customer and credit card accounts receivable.

The Company entered into the Second Amendment, in part, to waive events of defaults on its existing Credit Agreement. The Term Loan Lenders, as part of the Second Amendment, agreed to defer the principal installment of the Term Loans in the amount of $937,500 required to be made on December 31, 2023 until the earliest to occur of (i) January 31, 2024, (ii) the date on which a subordinated Term Loan or an equity contribution, as applicable, is consummated (even if the date of such consummation precedes December 31, 2023) and (iii) an event of default. The Second Amendment requires the Company to pay the existing Term Facility and Revolving Facility by November 30, 2024 (the “Maturity Date”).

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

Commencing on December 31, 2023, through and including January 31, 2024, the Borrowers must repay the principal amount of the Term Loan in installments of $937,500, and quarterly installments of $1,875,000 each, payable on the last business day of each March, June, September and December. Revolving Loans may be repaid and reborrowed at any time until the Maturity Date, subject to the terms and conditions set forth in the Credit Agreement. Mandatory prepayments of Revolving Loans are required if the amount borrowed at any time exceeds the commitment amount. The Company may voluntarily prepay the Loans from time to time in accordance with the provisions of the Credit Agreement, and will be required to prepay the Loans under certain limited circumstances as set forth in the Credit Agreement, including upon receipt of cash proceeds in connection with certain specified asset sales, receipt of loss or condemnation proceeds or other cash proceeds received other than in the ordinary course of business or upon receipt of cash proceeds from the incurrence of indebtedness that is not permitted under the Credit Agreement, all as more specifically set forth in the Credit Agreement. The Loans may from time to time be further evidenced by separate promissory notes issued by the Borrowers.

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

The Company expensed management fees of $0.06 and $0.18 million for the three and nine months ended September 30, 2023 and 2022, respectively.

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

On March 15, 2022, the Company entered into a lease for additional office space with 8780 19th Ave LLC (“Landlord”), an entity owned by Albert and Elie Fouerti, the Company’s former Chief Executive and Chief Operating Officer, respectively. The Company contends that the lease required the Landlord do certain work at Landlord’s expense to improve the building at a cost of approximately $1.2 million. Landlord has refused to pay for this work, contending that this expense was the Company’s responsibility. In addition, the total remaining amount due on the lease at September 30, 2023 is also approximately $1.2 million. Landlord contends that the Company is in default of the lease for failing to pay rent. The Company disagreed that its rent obligations have been triggered and further contended that Landlord has violated the lease by failing to pay for the work. On August 23, 2023, the Company entered into a lease termination agreement with the Landlord. Under the terms of the termination agreement, the Company was relieved of its obligations under the lease and agreed to terminate its claims for reimbursement of the improvements it made to the building and to pay $100,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023.

Based on the evaluation performed as of September 30, 2023, as a result of the material weaknesses in internal control over financial reporting that are described below, and as further described in Item 9A of our Annual Report on Form 10-K filed with the SEC on July 31, 2023, our Interim Chief Executive Officer and Interim Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Two purported stockholders objected to the 205 Petition. One such objecting, purported stockholder (the “Stockholder Plaintiff”) filed his own lawsuit (which was then consolidated with the 205 Petition) requesting that such relief not be granted and asserting two claims for relief: first, against the Company for alleged violation of the Delaware General Corporation Law Section 225(b) for improper tabulation of the stockholder vote on the Share Increase Proposal; and second, asserting that the Company’s directors breached their fiduciary duties by incorrectly tabulating the stockholder vote, and by causing a purportedly invalid amendment to our Certificate of Incorporation to be filed with the Delaware Secretary of State. The Court of Chancery held a hearing on May 27, 2022, to consider the Company’s motion for entry of an order under Section 205 and subsequently entered an order denying the motion without prejudice on September 30, 2022. On July 7, 2022, the Company filed a Certificate of Correction with the Secretary of State of the State of Delaware, voiding the Charter Amendment and causing the number of authorized shares of Common Stock to remain at 200,000,000.

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

On October 31, 2022, a putative shareholder class action was filed against Polished.com Inc. (the “Company”) and certain of its current and former officers and directors, as well as certain underwriters of the Company’s 2020 initial public offering (the “IPO”). The action was commenced in the United States District Court for the Eastern District of New York court and is captioned Maschhof v. Polished.com Inc., et al., No. 1:22-cv-06606. The complaint asserts violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and Rule 10b-5 promulgated thereunder, and 20(a) of the Securities Exchange Act of 1934 arising from alleged misstatements and omissions made in certain of the Company’s SEC filings made in connection with the IPO. On or about September 8, 2023, the Court appointed lead plaintiff and lead counsel. An amended complaint was filed on or before October 31, 2023.

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

Action Against Former Employee

On February 22, 2023, the Company filed an action against a former employee asserting a claim for conversion based on the individual’s retention of profits from sales to the Company’s customers. The action was commenced in the Supreme Court of the State of New York, County of Kings and is captioned Polished.com, Inc. v. Naoulo, No. 505712/2023. On March 5, 2023, the defendant filed an answer and asserted counterclaims for breach of contract, breach of implied contract and defamation. On May 25, 2023, the defendant filed an amended answer and added a counterclaim for tortious interference with prospective business relations. On June 14, 2023, the Company moved to dismiss the amended counterclaims. On October 10, 2023, the Court dismissed all of the amended counterclaims except for breach of implied contract.

On September 19, 2023, the Company filed an action against a former employee and certain entities under that former employee’s control, asserting claims for fraud and conversion based on the individual’s misappropriation of Company inventory. The action was commenced in the Superior Court of New Jersey, Monmouth County and is captioned Polished.com, Inc. v. Irmiyayev et al., No. MON-L-002942-23. The defendant’s response is due on or before November 9, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the nine months ended September 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the nine months ended September 30, 2023

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Polished.com Inc., dated October 19, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 20, 2023).
10.1	First Amendment to Credit Agreement, dated as of July 25, 2023, by and among Polished.com Inc., Appliances Connection Inc., certain guarantors party thereto, certain lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K filed on July 31, 2023)
10.2	Settlement and Termination Agreement, dated August 23, 2023, by and between Polished.com Inc. and 8780 19 Ave LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 25, 2023).
10.3*

Second Amendment to Credit Agreement, dated as of November 20, 2023, by and among Polished.com Inc., Appliances Connection Inc., certain guarantors party thereto, certain lenders party thereto and Bank of America, N.A.

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

Date: November 20, 2023	Polished.com Inc.

/s/ J. E. “Rick” Bunka
	Name:	J. E. “Rick” Bunka
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Barry
	Name:	Robert D. Barry
	Title:	Interim Chief Financial Officer, Chief Accounting Officer and Secretary
(Principal Financial and Accounting Officer)